Form 10-Q
period 2010-03-31
Triangle Castings, Inc.
filed 2010-05-13
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

TRIANGLE CASTINGS, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-163499	26-3024783
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

103 Larkwood Lane
Cary, NC 27518
 (Address of Principal Executive Offices)
 _______________

(919) 632-8155
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 17, 2010:  6,735,000 shares of Common Stock.

TRIANGLE CASTINGS, INC.

FORM 10-Q

March 31, 2010

Item 1. Financial Information

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)

Current Assets
Cash	$95,888	$124,603
Accounts receivable - related party, net of Allowance for Doubtful Accounts of $0 and $0 respectively	5,292	5,842

Total Assets	$101,180	$130,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,480	$2,113
Total Liabilities	7,480	2,113

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,735,000 and 6,735,000
issued and outstanding, respectively	674	674
Additional paid-in capital	185,126	182,926
Deficit accumulated during the development stage	(92,100)	(55,268)
Total Stockholders' Equity	93,700	128,332

Total Liabilities and Stockholders' Equity	$101,180	$130,445

See accompanying notes to condensed unaudited financial statements.

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the period from
	For the Three	For the Three	July 22, 2008
	Months Ended	Months Ended	(inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue - related party	1,262	-	7,104

Cost of Sales	1,225	-	6,789

Gross Profit	37	-	315

Operating Expenses
Professional fees	32,785	-	76,952
General and administrative	4,084	1,300	15,463
Total Operating Expenses	36,869	1,300	92,415

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(36,832)	(1,300)	(92,100)

Provision for Income Taxes	-	-	-

NET LOSS	$(36,832)	$(1,300)	$(92,100)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,735,000	5,515,667

See accompanying notes to condensed unaudited financial statements.

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from July 22, 2008 (Inception) to March 31, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance July 22, 2008	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founder ($0.0001)	-	-	1,000,000	100	-	-	-	100

Common stock issued for services to founder ($0.0001)	-	-	4,000,000	400	-	-	-	400

Common stock issued for cash ($0.10/ per share)	-	-	415,000	42	41,458	-	(3,000)	38,500

In kind contribution of services	-	-	-	-	2,300	-	-	2,300

Net loss for the period July 22, 2008 (inception) to December 31, 2008	-	-	-	-	-	(7,397)	-	(7,397)

Balance, December 31, 2008	-	-	5,415,000	542	43,758	(7,397)	(3,000)	33,903

Receipt of prior period stock subscription	-	-	-	-	-	-	3,000	3,000

Common stock issued for cash ($0.10/ per share)	-	-	1,320,000	132	131,868	-	-	132,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

In kind contribution of rent	-	-	-	-	2,100	-	-	2,100

Net loss for the period ended December 31, 2009	-	-	-	-	-	(47,871)	-	(47,871)

Balance, December 31, 2009	-	-	6,735,000	674	182,926	(55,268)	-	128,332

In kind contribution of services	-	-	-	-	1,300	-	-	1,300

In kind contribution of rent	-	-	-	-	900	-	-	900

Net loss for the period ended March 31, 2010	-	-	-	-	-	(36,832)	-	(36,832)

Balance, March 31, 2010	-	$-	6,735,000	$674	$185,126	$(92,100)	$-	$93,700

See accompanying notes to condensed unaudited financial statements.

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
	For the Three	For the Three	July 22, 2008
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(36,832)	$(1,300)	$(92,100)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	8,800
In-kind contribution of rent	900	-	3,000
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Decrease in accounts payable	5,367	-	7,480
(Decrease) Increase in accounts receivable	550	-	(5,292)
Net Cash Used In Operating Activities	(28,715)	-	(77,712)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	39,000	173,600
Net Cash Provided by Financing Activities	-	39,000	173,600

Net Increase in Cash	(28,715)	39,000	95,888

Cash at Beginning of Year/Period	124,603	38,528	-

Cash at End of Year/Period	$95,888	$77,528	$95,888

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

The Company’s fiscal year end is December 31.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable represents obligations subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates.  As of March 31, 2010 and December 31, 2009, the Company considers all amounts collectible.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

(F) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts receivable-related party and accounts payable approximate fair value based on the short-term maturity of these instruments.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards ASC No. 740, “Income Taxes” (“ASC 740”).  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)  Concentrations

For the three months ended March 31, 2010, 100% of sales are to Customer C.

For the three months ended March 31, 2010, 59% of accounts receivable are to Customer A, and 41% to Customer B.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from providing management services upon the completion of services.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(K) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 2     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the year ended December 31, 2009, the Company issued 1,320,000 shares of common stock for $132,000 ($0.10/share).

During the period from July 22, 2008 (inception) through December 31, 2008, the Company collected $38,500 ($0.10/share) for the sale of 415,000 shares of common stock.  The remaining $3,000 was reflected as a subscription receivable at December 31, 2008.  The Company collected this receivable in February 2009.

(B) In-Kind Contribution

For the three months ended March 31, 2010, the president of the Company contributed office space with a fair value of $900 (See Note 4).

For the three months ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

For the year ended December 31, 2009, the president of the Company contributed office space with a fair value of $2,100 (See Note 4).

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

For the period ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $2,300 (See Note 4).

(C) Stock Issued for Services

On July 22, 2008, the Company issued 5,000,000 shares of common stock having a fair value of $500 ($0.0001/share) to its founder in exchange for $100 of cash and $400 of services provided (See Note 4).

NOTE 3     COMMITMENTS

On September 1, 2009, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement will remain in effect unless either party desired to cancel the agreement.

NOTE 4     RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010, the president of the Company contributed office space with a fair value of $900 (See Note 2(B)).

For the three months ended March 31, 2010, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(B)).

For the year ended December 31, 2009, the president of the Company contributed office space with a fair value of $2,100 (See Note 2(B)).

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(B)).

For the period ended December 31, 2008, a shareholder of the Company contributed services having a fair value of $2,300 (See Note 2(B)).

On July 22, 2008, the Company issued 5,000,000 shares of common stock having a fair value of $500 ($0.0001/share) to its founder in exchange for $100 of cash and $400 of services provided (See Note 2(C)).

NOTE 5     GOING CONCERN

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $77,712 and has a net loss since inception of $92,100.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We have commenced limited operations and we will require outside capital to implement our business model.

We seek to become a builder of unique homes, catering to the owner who desires to renovate or remodel their existing home rather than buying a new home.  We want to create homes that make a statement; while better suiting the owner's lifestyle or makes the home more energy efficient and environmentally friendly. We will provide a high quality of renovation to create homes for owners who wish to enhance the functionality of their home or increase its value for sale later when the market rebounds.

Our mission is to provide a higher quality home renovation on a timely basis, utilizing high quality renovation techniques and practices. We believe that is our first responsibility to our customers. A strong financial position will help establish an attractive option for renovation services in the geographic market we serve. In carrying out our day-to-day business we strive to:

•	Follow the philosophy that our customers are entitled to quality renovations that are completed in a reasonable amount of time.

•	Treat our partners with fairness and consideration.

•	Be considered an asset in our community.

Through long-term commitment to this mission statement, we will be recognized as an organization that is responsive to its customers. We feel that the financial model for home renovation is stable in the Research Triangle and other large metro markets in North Carolina.  We foresee continued growth in the demand for home renovation to avoid or delay the need to sell.

Twelve Month Plan

Over the coming 12 months we plan to build our network of subcontractors initially in the Research Triangle region and expand it as the business dictates. Initially we plan to approach subcontractors we have previously worked with but additionally to add new ones as needed. We will require that they provide examples of quality workmanship that we hope to build our company reputation on. We do not anticipate a lot of incremental cost in building this network. The economy has created an opportunity to find good subcontractors interested in new approaches for securing business.

In the coming year we plan to market our services through a variety of venues including the homebuilders association, local banks and other professionals that may refer business as well as through current and previous customers. As it seems necessary we will engage in some paid media but will limit that as much as possible to preserve cash. If we can sign 4-8 contracts over the next 12 months we feel like we will be off to a reasonable start in 2010. If in the fourth quarter we can get to a critical mass of 3 projects in the queue that will carry us into the first quarter of 2011 we will look to expand our circle of subcontractors and try to claim a share of a larger market.

We will not require additional financing as long as we don’t take on too many customers too quickly. Our current cash should be sufficient to finance the first 4-8 projects with possibly one additional part time person.

We continue to think that if we focus exclusively on the renovation and restoration business we will be a viable long term company. Additionally we feel that by entering the market charging only a 5% profit margin while delivering a high quality product that we will attract more customers.

Our major assumptions for our business in 2010 are as follows:

Revenues (4-8 projects)	$450,000
Net Profit (5% profit margin)	$27,500
Potential additional employees	1
Additional financing	$0.0

If we are unable to generate sufficient projects, we may have to reduce, suspend or cease our efforts.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the three months ended March 31, 2010, we had $1,262 in revenue compared to $7,104 for the period of July 22, 2008 (inception) to March 31, 2010.  Expenses from inception totaled $92,415 resulting in a net loss of $92,100.  Expenses from inception consisted of $76,962 in professional fees and $15,463 for general and administrative expenses.

The $7,104 in revenue since inception was generated from four small projects completed by the Company to related parties.  The projects were completed with a 3% to 5% profit.

Capital Resources and Liquidity

For the three months ended March 31, 2010 we have $95,888 cash on hand.

Denis Snyder will be the only employee initially as the company seeks contracts and the cost to support Denis will be minimal. Mr. Snyder will not be taking a salary from the company in the first six months of 2010. Additionally he will contribute equipment and material he owns to the jobs for as long as he has the necessary material. Additionally there will be little if any capital expenditures due to the nature of the business and the ability to bring in subcontractors for the bigger work. Finally it should be noted that materials will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

As reflected in the accompanying condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $77,712 and has a net loss since inception of $92,100.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Based upon the above, we believe that we have enough cash to support our daily operations for the next twelve months while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.   Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   (Removed and Reserved)

None

Item 5.   Other Information.

None

Item 6.      Exhibits

(a)              Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CASTINGS, INC.

Date: May 13, 2010	By:	/s/ Denis M. Snyder
Denis M. Snyder
President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director

TRIANGLE CASTINGS, INC.

Date: May 13, 2010	By:	/s/Joseph E. McMillan
Joseph E. McMillan
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer