Form 10-Q/A
period 2010-03-31
Triangle Castings, Inc.
filed 2010-06-03
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
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
Yes ☐ No ☒

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

TRIANGLE CASTINGS, INC.

Date: June 3 , 2010	By:	/s/ Denis M. Snyder
Denis M. Snyder
President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director

TRIANGLE CASTINGS, INC.

Date: June 3 , 2010	By:	/s/Joseph E. McMillan
Joseph E. McMillan
Principal Financial Officer, Director, Chief Financial Officer, Secretary, Treasurer