Form 10-Q/A
period 2010-03-31
Triangle Castings, Inc.
filed 2010-07-27
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 2 TO FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

TRIANGLE CASTINGS, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-163499	26-3024783
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

NOTE 5     GOING CONCERN

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

TRIANGLE CASTINGS, INC.

Date: July 27 , 2010	By:	/s/ Denis M. Snyder
Denis M. Snyder
President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director

TRIANGLE CASTINGS, INC.

Date: July 27 , 2010	By:	/s/Joseph E. McMillan
Joseph E. McMillan
Secretary, Director