Form 10-Q
period 2010-06-30
Triangle Castings, Inc.
filed 2010-08-16
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 13, 2010:  6,735,000 shares of Common Stock.

TRIANGLE CASTINGS, INC.

FORM 10-Q

June 30, 2010

Item 1. Financial Information

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

Current Assets
Cash	$55,425	$124,603
Accounts receivable - related party, net of Allowance for Doubtful Accounts of $0 and $0 respectively	4,792	5,842

Total Assets	$60,217	$130,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,790	$2,113
Total Liabilities	13,790	2,113

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,735,000 and 6,735,000
issued and outstanding, respectively	674	674
Additional paid-in capital	187,326	182,926
Deficit accumulated during the development stage	(141,573)	(55,268)
Total Stockholders' Equity	46,427	128,332

Total Liabilities and Stockholders' Equity	$60,217	$130,445

See accompanying notes to condensed unaudited financial statements

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended	For the Six Months Ended	For the period from July 22, 2008(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$18,580	$-	$18,580	$-	$18,580
Revenue - related party	-	-	1,262	-	7,104

Cost of Sales	14,745	2,332	15,970	2,332	21,534

Gross Profit	3,835	(2,332)	3,872	(2,332)	4,150

Operating Expenses
Professional fees	$36,453	$349	69,238	349	113,405
General and administrative	16,855	1,600	20,939	2,900	32,318
Total Operating Expenses	53,308	1,949	90,177	3,249	145,723

Loss from Operations	(49,473)	(4,281)	(86,305)	(5,581)	(141,573)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(49,473)	(4,281)	(86,305)	(5,581)	(141,573)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(49,473)	$(4,281)	$(86,305)	$(5,581)	$(141,573)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,735,000	5,792,778	6,735,000	5,654,890

See accompanying notes to condensed unaudited financial statements

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from July 22, 2008 (Inception) to June 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance July 22, 2008	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founder ($0.0001)	-	-	1,000,000	100	-	-	-	100

Common stock issued for services to founder ($0.0001)	-	-	4,000,000	400	-	-	-	400

Common stock issued for cash ($0.10/ per share)	-	-	415,000	42	41,458	-	(3,000)	38,500

In kind contribution of services	-	-	-	-	2,300	-	-	2,300

Net loss for the period July 22, 2008 (inception) to December 31, 2008	-	-	-	-	-	(7,397)	-	(7,397)

Balance, December 31, 2008	-	-	5,415,000	542	43,758	(7,397)	(3,000)	33,903

Receipt of prior period stock subscription	-	-	-	-	-	-	3,000	3,000

Common stock issued for cash ($0.10/ per share)	-	-	1,320,000	132	131,868	-	-	132,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

In kind contribution of rent	-	-	-	-	2,100	-	-	2,100

Net loss for the period ended December 31, 2009	-	-	-	-	-	(47,871)	-	(47,871)

Balance, December 31, 2009	-	-	6,735,000	674	182,926	(55,268)	-	128,332

In kind contribution of services	-	-	-	-	2,600	-	-	2,600

In kind contribution of rent	-	-	-	-	1,800	-	-	1,800

Net loss for the six months ended June 30, 2010	-	-	-	-	-	(86,305)	-	(86,305)

Balance, June 30, 2010	-	$-	6,735,000	$674	$187,326	$(141,573)	$-	$46,427

See accompanying notes to condensed unaudited financial statements

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the period from July 22, 2008(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(86,305)	$(5,581)	$(141,573)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600	10,100
In-kind contribution of rent	1,800	300	3,900
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Decrease in accounts payable	11,677	349	13,790
(Decrease) Increase in accounts receivable	1,050	-	(4,792)
Net Cash Used In Operating Activities	(69,178)	(2,332)	(118,175)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	46,000	173,600
Net Cash Provided by Financing Activities	-	46,000	173,600

Net Increase (Decrease) in Cash	(69,178)	43,668	55,425

Cash at Beginning of Year/Period	124,603	38,528	-

Cash at End of Year/Period	$55,425	$82,196	$55,425

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable represents obligations subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates.  As of June 30, 2010 and December 31, 2009, the Company considers all amounts collectible.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards ASC 260, “Earnings Per Share.”  As of June 30, 2010 and 2009, there were no common share equivalents outstanding.

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

(I)  Concentrations

For the six months ended June 30, 2010,  94% of sales are to one customer.

For the six months ended June 30, 2010, 40% of accounts receivable are to Customer A, and 60% to Customer B.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Financial Accounting Standards ASC 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from providing management services upon the completion of services.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(B) In-Kind Contribution

For the six months ended June 30, 2010, the president of the Company contributed office space with a fair value of $1,800 (See Note 4).

For the six months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 4).

For the year ended December 31, 2009, the president of the Company contributed office space with a fair value of $2,100 (See Note 4).

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

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

NOTE 4     RELATED PARTY TRANSACTIONS
For the six months ended June 30, 2010, the president of the Company contributed office space with a fair value of $1,800 (See Note 2(B)).

For the six months ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 2(B)).

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

NOTE 5     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $118,175 and has a net loss since inception of $141,573.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Twelve Month Plan

Over the coming 12 months we plan to build our network of subcontractors initially in the Research Triangle region and expand it as the business dictates. Initially we plan to approach subcontractors we have previously worked with to add new ones as needed. We will require that they provide examples of quality workmanship that we hope to build our company reputation on. We do not anticipate a lot of incremental cost in building this network. The economy has created an opportunity to find good subcontractors interested in new approaches for securing business.

In the coming year we plan to market our services through a variety of venues including the homebuilders association, local banks and other professionals that may refer business as well as through current and previous customers. As it seems necessary we will engage in some paid media but will limit that as much as possible to preserve cash. If we can sign 4-8 contracts over the next 12 months we feel like we will do well in 2010. If in the fourth quarter we can get to a critical mass of 3 projects in the queue that will carry us into the first quarter of 2011 we will look to expand our circle of subcontractors and try to claim a share of a larger market.

We will not require additional financing as long as we don’t take on too many customers too quickly. Our current cash should be sufficient to finance the first 7-9 projects with possibly one additional part time person.

We continue to think that if we focus exclusively on the renovation and restoration business we will be a viable long term company. Additionally we feel that by entering the market charging only a 5% profit margin while delivering a high quality product that we will attract more customers.

Our major assumptions for our business in 2010 are as follows:

Revenues (7-9 projects)	$175,000
Net Profit (5% profit margin)	$8,750
Potential additional employees	1
Additional financing	$0.0

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

Results of Operations

For the six months ended June 30, 2010, we had $18,580 in revenue compared to $0 for the period ending June 30, 2009.  Expenses from inception totaled $145,723 resulting in a net loss of $141,573.  Expenses from inception consisted of $113,405 in professional fees and $32,318 for general and administrative expenses.

The $25,684 in revenue since inception was generated from two small projects completed by the Company to related parties totaling $7,104 and a number of larger projects totaling $18,580.  The projects were completed with a range of 3% to 20% profit margin.

Capital Resources and Liquidity

At June 30, 2010 we have $55,425 cash on hand.

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $118,175 and has a net loss since inception of $141,573.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

TRIANGLE CASTINGS, INC.

Date: August 16, 2010	By:	/s/ Denis M. Snyder
Denis M. Snyder
Chief Executive Officer and Chief Financial Officer

TRIANGLE CASTINGS, INC.

Date: August 16, 2010	By:	/s/Joseph E. McMillan
Joseph E. McMillan
Secretary, Treasurer