Form 10-Q
period 2010-09-30
Triangle Castings, Inc.
filed 2010-11-04
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 1, 2010:  6,735,000 shares of Common Stock.

TRIANGLE CASTINGS, INC.

FORM 10-Q

September 30, 2010

Item 1. Financial Information

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)

PAGES	F-5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

F-

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)

Current Assets
Cash	$29,703	$124,603
Accounts receivable - related party, net of Allowance for Doubtful Accounts of $0 and $0 respectively	4,792	5,842

Total Assets	$34,495	$130,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11,646	$2,113
Total Liabilities	11,646	2,113

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,735,000 and 6,735,000
issued and outstanding, respectively	674	674
Additional paid-in capital	189,526	182,926
Deficit accumulated during the development stage	(167,351)	(55,268)
Total Stockholders' Equity	22,849	128,332

Total Liabilities and Stockholders' Equity	$34,495	$130,445

See accompanying notes to condensed unaudited financial statements.

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from July 22, 2008(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenue - related party	$3,800	$2,981	$23,642	$2,981	$29,484

Cost of Sales	4,940	507	23,350	2,839	28,914

Gross Profit	(1,140)	2,474	292	142	570

Operating Expenses
Professional fees	21,573	5,000	90,811	5,349	134,978
General and administrative	3,065	2,200	21,564	5,100	32,943
Total Operating Expenses	24,638	7,200	112,375	10,449	167,921

Loss from Operations	(24,638)	(7,200)	(112,083)	(10,307)	(167,351)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(25,778)	(4,726)	(112,083)	(10,307)	(167,351)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(25,778)	$(4,726)	$(112,083)	$(10,307)	$(167,351)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,735,000	6,217,692	6,735,000	5,844,871

See accompanying notes to condensed unaudited financial statements.

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from July 22, 2008 (Inception) to September 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance July 22, 2008	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founder ($0.0001)	-	-	1,000,000	100	-	-	-	100

Common stock issued for services to founder ($0.0001)	-	-	4,000,000	400	-	-	-	400

Common stock issued for cash ($0.10/ per share)	-	-	415,000	42	41,458	-	(3,000)	38,500

In kind contribution of services	-	-	-	-	2,300	-	-	2,300

Net loss for the period July 22, 2008 (inception) to December 31, 2008	-	-	-	-	-	(7,397)	-	(7,397)

Balance, December 31, 2008	-	-	5,415,000	542	43,758	(7,397)	(3,000)	33,903

Receipt of prior period stock subscription	-	-	-	-	-	-	3,000	3,000

Common stock issued for cash ($0.10/ per share)	-	-	1,320,000	132	131,868	-	-	132,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

In kind contribution of rent	-	-	-	-	2,100	-	-	2,100

Net loss for the period ended December 31, 2009	-	-	-	-	-	(47,871)	-	(47,871)

Balance, December 31, 2009	-	-	6,735,000	674	182,926	(55,268)	-	128,332

In kind contribution of services	-	-	-	-	3,900	-	-	3,900

In kind contribution of rent	-	-	-	-	2,700	-	-	2,700

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(112,083)	-	(112,083)

Balance, September 30, 2010	-	$-	6,735,000	$674	$189,526	$(167,351)	$-	$22,849

See accompanying notes to condensed unaudited financial statements.

Triangle Castings, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from July 22, 2008(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(112,083)	$(10,307)	$(167,351)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	3,900	11,400
In-kind contribution of rent	2,700	1,200	4,800
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Decrease (Increase) in accounts payable	9,533	(2,981)	11,646
(Decrease) Increase in accounts receivable	1,050	349	(4,792)
Net Cash Used In Operating Activities	(94,900)	(7,839)	(143,897)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	121,250	173,600
Receipt of prior period stock subscription		3,000
Net Cash Provided by Financing Activities	-	124,250	173,600

Net Increase (Decrease) in Cash	(94,900)	116,411	29,703

Cash at Beginning of Year/Period	124,603	38,528	-

Cash at End of Year/Period	$29,703	$154,939	$29,703

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable represents obligations subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates.  As of September 30, 2010 and December 31, 2009, the Company considers all amounts collectible.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

Since inception, 100% of sales have been to related parties.  As of September 30, 2010, the Company anticipates collecting the full amount of outstanding Accounts Receivable, due from a related party.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SPAS ASC 260, “Earnings Per Share.”  As of September 30, 2010 and 2009, there were no common share equivalents outstanding.

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

(I)  Concentrations

For the nine months ended September 30, 2010,  94% of sales are to one customer, who is a related party.

For the nine months ended September 30, 2010, 40% of accounts receivable are to Customer A, and 60% to Customer B, who are both related parties.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

(B) In-Kind Contribution

For the nine months ended September 30, 2010, the president of the Company contributed office space with a fair value of $2,700 (See Note 4).

For the nine months ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 4).

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

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

NOTE 3              COMMITMENTS

On September 1, 2009, the Company entered into a consulting agreement to receive administrative and other miscellaneous services from a related party.  The Company is required to pay $5,000 a month to the related party.  The agreement will remain in effect unless either party desired to cancel the agreement.

NOTE 4             RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2010, the president of the Company contributed office space with a fair value of $2,700 (See Note 2(B)).

For the nine months ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 2(B)).

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

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

Since inception 100% of the Company’s sales transactions have been with related parties.  As of September 30, 2010, $4,792 recorded as accounts receivable is due from a related parties.

NOTE 5              GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $143,897 and has a net loss since inception of $167,351.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Twelve Month Plan

During the previous 12 months we spent a good deal of time trying to build a network of good subcontractors in the RTP market. Fortunately the tough economic times have allowed us to attract some good contractors and we feel like we have a good network of help and are poised for business opportunity as it presents itself.

In the coming year we plan to continue as we did the last 12 months marketing our services through a variety of venues including the homebuilders association, local banks and other professionals that may refer business as well as through current and previous customers.. We are currently trying to solidify a long term contractual relationship with Smithfield Barbeque which is in a growth phase and has indicated that they would like Triangle to be the lead company for site work and other construction projects.  We realize that this is a departure from the residential market but we feel this contract is important to the Company’s survival.

Our major assumptions for our business in 2010-2011 are as follows:

Revenues (7-9 Smithfield projects)	$175,000
Net Profit (5% profit margin)	$8,750
Potential additional employees	1
Additional financing	$0.0

If we are unable to generate sufficient revenues through our Smithfield relationship we may have to reduce, suspend or cease our efforts.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the three months ended September 30, 2010, we had $3,800 in revenue compared to $2,981 for the period ending September 30, 2009.  Expenses for the three months ended September 30, 2010 totaled $24,638 resulting in a net loss of $25,778. Expenses for the three months ended September 30, 2010 consisted of $21,573 in professional fees and $3,065 for general and administrative expenses.

For the nine months ended September 30, 2010, we had $23,642 in revenue compared to $2,981 for the period ending September 30, 2009.  Expenses for the nine months ended September 30, 2010 totaled $112,375 resulting in a net loss of $112,083. Expenses for the nine months ended September 30, 2010 consisted of $90,811 in professional fees and $21,564 for general and administrative expenses.

The $29,484 in revenue since inception was generated from projects with related parties.  The company aims to achieve 5% profit margins on all projects, but historical results have fluctuated substantially.  Additionally, the company has not created a steady flow of projects, which has resulted in a significant reduction in cash on hand.

Capital Resources and Liquidity

At September 30, 2010 we have $29,703 cash on hand.  The Company does not currently have access to any lines of credit or other immediate sources of financing, and such arrangements may be difficult to obtain as a result of the Company’s brief history and limited activity.

Denis Snyder will be the only employee initially as the company seeks contracts and the cost to support Denis will be minimal. Mr. Snyder has not taken a salary from the company during the first nine months of 2010. Additionally he will contribute equipment and material he owns to the jobs for as long as he has the necessary material. Additionally there will be little if any capital expenditures due to the nature of the business and the ability to bring in subcontractors for the bigger work. Finally it should be noted that materials will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, has net cash used in operations from inception of $143,897 and has a net loss since inception of $167,351.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Item 5.   Other Information

None

Item 6.      Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIANGLE CASTINGS, INC.

Date: November 4, 2010	By:	/s/ Denis M. Snyder
Denis M. Snyder
Chief Executive Officer and Chief Financial Officer

TRIANGLE CASTINGS, INC.

Date: November 4, 2010	By:	/s/Joseph E. McMillan
Joseph E. McMillan
Secretary, Treasurer