Form 10-K
period 2010-12-31
Triangle Castings, Inc.
filed 2011-02-10
CIK 1477032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-163499

TRIANGLE CASTINGS, INC.
(Name of small business issuer in its charter)

NEVADA	26-3024783
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

103 Larkwood Lane Cary, North Carolina	27518
(Address of principal executive offices)	(Zip Code)

(919) 632-8155
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                   ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                     ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2010: $23,642

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, was: $0

Number of shares of the registrant’s common stock outstanding as of February 10, 2011 was: 6,735,000

Transitional Small Business Disclosure Format:    Yes ☐ No ☒

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

Due to the increase in the number of homeowners who cannot or are not willing to sell their homes at significantly lower prices, we felt that our Company is positioned well to capitalize on this market condition, which is expected to continue for the next few years.

We were incorporated in the State of Nevada on July 22, 2008. Our principal business is to provide unique, practical, and quality home renovation on a timely basis, utilizing the highest quality renovation techniques and practices which means making every effort to design and build ecologically friendly projects. In the current renovation environment the higher quality techniques and practices involve using Green or Leed construction materials. Everything including the government is moving in the “green” direction and the “highest quality techniques and practices” embrace and reflect this commitment. We were organized in July 2008 and are based in Cary, North Carolina.

We were formed to help meet a growing demand for home renovation in the Research Triangle area of North Carolina.  We are initially focusing on renovations for homeowners who can’t or don’t want to sell in the currently weak real estate market, yet want or need new features, additional space, environmentally friendly changes and other major enhancements to meet their lifestyle needs and maintain or increase the value of the property.

Our plan has been to work with building renovators who have been recognized for quality renovation and “green” building projects. All building renovations will conform to the guidelines established by the local city government for zoning and setback restrictions.

Oversight of the subcontractors who will be doing the renovation work will be the responsibility of the Company. We believe that our initial capital infusion will be sufficient to carry out our business for the next 12 months outlined below. Additionally we think we may find additional new investors from satisfied customers. The company has raised $173,500 in a private placement. The expenses for the offering are approximately $35,000 leaving $138,500 for working capital. We anticipate expenses for quarterly and annual filings but still expect to have $100,000 to use toward the business plan for the next 12 months as outlined later.

Our business is subject to North Carolina State Building Codes and Local Building Codes depending on what geographic area we are working in. Denis Snyder has a General Contractors License which means that he can do business in any geographic area of North Carolina as long as he abides by the appropriate Building Codes. He has a history of doing and is licensed to build homes, put on additions to homes, clear land, do drainage, do electrical, do plumbing, do sidewalks, parking lots, and many other building project related tasks.

 Our Operating Strategy

The concept that “new is better” works when homeowners can profit from the sale of their current homes. In a stalled or depressed real estate market, many owners are choosing to renovate to make their current home better fit their lifestyles or to make it more attractive to future buyers.

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

Through long-term commitment to this mission statement, we will be recognized as an organization that is responsive to its customers and places a high degree of emphasis on partnering with recognized quality subcontractors in the marketplace which means subcontractors that have built a reputation in their community for the quality of their workmanship and their embracing of “green” materials and practices. They are the subcontractors who in good times are the ones with a backlog of projects. These are the subcontractors who have a reputation for showing up on time and completing projects in the time frame they originally quote. The company is always looking for subcontractors to add to this list. The initial marketplace which the company is working in includes Raleigh, Durham, Chapel Hill as well as other small communities in the region. We feel that the financial model for home renovation is stable in the Research Triangle and other large metro markets (Greenville, Wilmington, Greensboro, Winston-Salem, Charlotte and Asheville) in NC.  We foresee continued growth in the demand for home renovation which will avoid or delay the need to sell.

The concept that “new is better” works when homeowners can profit from the sale of their current homes. In a stalled or depressed real estate market, many owners are choosing to renovate to make their current home better fit their lifestyles or to make it more attractive to future buyers.

Marketing Overview

Our marketing objectives are:

•	To promote and support the fact that people can renovate their existing homes rather than buy a new or different home to achieve the features they need and want.

•	To target homeowners who can’t sell but need major renovation to continue to enjoy their current home.

The softening of the real estate market has not dramatically affected home prices in the Research Triangle but it has caused many homeowners to wait to sell their homes, expecting a return to higher prices in the next few years. In the meantime, they want to maintain and increase the value of their homes; enhance their homes to better serve their lifestyles or adjust to a change in lifestyle; and make changes that will result in a more environmentally friendly home that appeals to future buyers who seek “green” features.

The “selling basis” for our renovation services is a high customer demand for homes that better meet their lifestyle needs.

Pricing

We price our renovation services in line with current market levels. A project price is estimated based on the scope of the renovation. The company is initially targeting a net profit of 5% in order to obtain quick market share. The profit target for most builders and renovators that we have talked to over the last 6 months is approximately 18%. Obviously, that varies depending on the size and complexity of the project and it will also affected by unforeseen events like weather. However, most companies initially build an 18% profit into their bid or forecast. In order to attract business and try to get early market share we are building in a 5% profit to our smaller bids. It is our hope that smaller projects [although not as profitable] will get our business ramped up quickly and attract the attention of the smaller projects that need to get done. We believe that the customers will see a considerable difference in their cost if we only put in a 5% profit in the smaller projects. That difference in cost we think will move some new customers to use our company in this tougher economic environment.

Expected Accomplishments

In order for to attain our vision in the manner described in our mission statement, the following primary goals need to be achieved:

•
To utilize clients of initial projects as references for the next potential client. To this end the company has completed two small projects for home owners. The first in Chapel Hill, NC involved finishing a home expansion as well as providing drainage, landscaping and the addition of a rock garden to the property.  The second small project was for a homeowner in Greensboro, NC that required a room restoration and expansion.

Neither of these projects was acquired through a “bid” process. They were brought to the company through word of mouth and it is through this networking that the company intends to continue to build a backlog of work.

•	In each of the two projects above the company was able to complete the renovation at or below the price forecasted in the financial model.

•	Additionally the company was able to complete the renovation of each project on or before the deadline in the project plan.

•
The company intends to utilize the recognition of the quality of these projects to develop a demand for other renovation projects. The company is currently preparing to bid on two new projects. One is to rebuild a trash collection facility at a fast food franchise in Garner, NC and the other is the remodeling of a kitchen and family room at a home in Raleigh, NC. As you will see we are bidding on small commercial projects as well as home renovations in these early days of the company and as they blend into the company’s overall strategy of growth.

Sales

To attain the primary goal of completing the renovation under or within budget, we will carry out the following objectives:

•	Use the earned value method of project management (where expenses are tracked according to percent accomplishment of task as well as by dollars spent.)

•	Evaluate the impact on expenses and the future sale price of any proposed scope changes in the renovation effort.

To attain the primary goal of completing the project on deadline, we will carry out the following objectives:

•	Utilize computerized project management tools to ensure that each task is being completed on time.

•	Utilize project management tools to balance staff workload so time is optimized.

•	Reward the members of the team financially to complete the project at or before the deadline.

To attain the primary goals of developing a strong reference and developing demand for future projects, we will carry out the following objectives:

•	Work closely with the homeowners before the completion of the project to ensure that their expectations are exceeded.

•	Actively promote through public relations and online advertising the most interesting and unique renovation projects the company has completed or is conducting.

•	Develop a high-end marketing brochure.

•	Pursue local media coverage of the trend toward home renovation in the current real estate market situation and articles featuring our projects and results.

•	Advertise in local publications.

Competition

Our competition includes other construction companies that are switching from new construction to renovation in response to the dramatic decline in demand for new homes.

In addition, there are a number of online sites that allow visitors to “find” renovation services providers who advertise through the site. These sites promote themselves as matchmaking services, listing a renovations services provider who can do the type of work the visitor wishes for his or her home.

While it will be hard work for our company to build the necessary list of suitable subcontractors we believe that due to the reputation of Denis Snyder and the difficult economic conditions that we will be able to build a large enough group to begin taking on projects.

We feel that we will compete due to our reputation with the subcontractors and the quality of craftsmanship provided by Denis Snyder in this immediate market. Additionally we believe our size allows us to enter the marketplace with less built in cost thus allowing us to price our services below many of the larger competitors. As we gain market share in the Research Triangle we plan on expanding our market slowly and incrementally as we are able to secure the business and necessary personnel.

Another competitive advantage we see is that we are starting as a company focused on renovation and remodeling and we plan to keep that focus. Many of the competitors are dropping into this market in order to survive however their core competencies are in larger and new construction. We will be the company that remains in this market niche for the long term.

Marketing Strategy

The key to marketing is education and awareness. We will launch an educational public relations campaign to contact all local newspapers and home and lifestyle publications as well as online media to generate awareness of its services among local homeowners and prospective new residents.

Sales Promotions

Our advertising and promotion strategy is to position ourselves as the leading provider of home renovation services in the Research Triangle market.

Our marketing strategy incorporates plans to educate and recruit potential homeowners through several proven channels:

•	Newspaper, trade publication and online advertising.

•	Viral marketing through word of mouth and online media outlets.

•	Referral networking with real estate agencies.

Media Objectives

Our media objectives are to:

•	Select primary print media advertising to achieve specific market demographics penetration.

•	Schedule adequate frequency of ads to impact targeted market with image and quality messages.

•	Take advantage of special high-interest inserts or special publications when possible.

Public Relations

Our publicity efforts are intended to accomplish the following:

•	Position the Company as the leading provider of unique and spectacular home renovation services.

•	Increase the Company’s reputation and name recognition in the community that we serve.

•
Develop a public relations effort, with ongoing contact with building and real estate editors. We will conduct consistent update programs for the target media, keeping editors aware of project completions.

•	Develop a minimum of four bylined articles to be placed in newspapers, lifestyle and home media within the next 12 months.

•	Produce a complete company background on us to be used as a public relations tool for all project announcements in media.

Employees

As of February 10, 2011, we have no full time employee. Our President spends approximately 20 hours per week on our matters we plan to employ more qualified employees in the near future.

ITEM 1A.    RISK FACTORS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive office is located at 103 Larkwood Lane, Cary, North Carolina 27518, and our telephone number is (919) 632-8155.  Office space is provided by Denis Snyder at no cost.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “TCSX” since June 11, 2008.  However to date there has been no trading market in our common stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of February 10, 2011, we had 38 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our major assumptions for our business in 2011-2012 are as follows:

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

Results of Operations

For the year ended December 31, 2010, we had $23,642 in revenue from related parties compared to $5,842 from related parties for the year ending December 31, 2009.

Expenses for the year ended December 31, 2010 totaled $241,627 resulting in a net loss of $141,335. Expenses for the year ended December 31, 2010 consisted of $161,283 in professional fees, $56,872 for officer compensation and $23,472 for general and administrative expenses.  Expenses for the year ended December 31, 2009 totaled $48,149 resulting in a net loss of $47,871. Expenses for the year ended December 31, 2009 consisted of $39,542 in professional fees, $5,200 for officer compensation and $3,407 for general and administrative expenses.

The $29,484 in revenue since inception was generated from projects with related parties.  The company aims to achieve 5% profit margins on all projects, but historical results have fluctuated substantially.  Additionally, the company has not created a steady flow of projects, which has resulted in a significant reduction in cash on hand.

Capital Resources and Liquidity

At December 31, 2010 we have $52,994 cash on hand.  We do not currently have access to any lines of credit or other immediate sources of financing, and such arrangements may be difficult to obtain as a result of our brief history and limited activity.

Denis Snyder will be the only employee initially as the company seeks contracts and the cost to support Denis will be minimal. Mr. Snyder has not taken a salary from the company during 2010. Additionally he will contribute equipment and material he owns to the jobs for as long as he has the necessary material. Additionally there will be little if any capital expenditures due to the nature of the business and the ability to bring in subcontractors for the bigger work. Finally it should be noted that materials will be bought on an as needed basis and will be purchased as a part of a contract with either cash on hand or a receivable in place.

As reflected in the accompanying financial statements, we are in the development stage with minimal operations, has net cash used in operations from inception of $121,831 and has a net loss since inception of $196,603. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have begun to explore our options regarding the development of a new business plan and direction.  On December 16, 2010 we entered into a non-binding letter of intent with Balkan Hellenic Partnership pursuant to which Balkan will represent the shareholders of a private company who will transfer 100% of the issued and outstanding capital stock of the private company to Triangle in exchange for shares in Triangle.  In accordance with the letter of intent a non-refundable deposit of $100,000 was released to us.  At this time no definitive agreement has been entered into and we can provide no assurance we will enter into a definitive share exchange agreement with this entity and its shareholders.

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

Subsequent Event

As of February 7, 2011, no definitive agreement has been executed between Triangle Castings, Inc. and the unnamed Company under the Letter of Intent.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO DECEMBER 31, 2010

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 22, 2008 (INCEPTION) TO DECEMBER 31, 2010

PAGES	F-6 - F-10	NOTES TO FINANCIAL STATEMENTS

Webb & Company, P.A. Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of: Triangle Casting, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Triangle Casting, Inc. (the "Company") (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and the period from July 22, 2008 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Triangle Casting, Inc. (A Development Stage Company) as of December 31, 2010 and December 31, 2009 and the related statement of operations and cash flows for the years ended December 31, 2010 and 2009 and the period from July 22, 2008 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, As discussed in Note 5 to the financial statements, the Company has a working capital and stockholders deficiency as of December 31, 2010 of $2,978, a net loss from July 22, 2008 (Inception) to December 31, 2010 of $121,831 and used cash in operation from July 22, 2008 (Inception) to December 31, 2010 of $121,831. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 7, 2011

1500 Gateway Boulevard, Suite 202 • Boynton Beach. FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Triangle Castings, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31.	December 31,
	2010	2009

Current Assets
Cash	$52,994	$124,603
Accounts receivable - related party, net of Allowance for Doubtful Accounts of $0 and $0 respectively	-	5,842

Total Assets	$52,994	$130,445

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$55,972	$2,113
Total Liabilities	55,972	2,113

Commitments and Contingencies

Stockholders' Equity/(Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,735,000 and 6,735,000
issued and outstanding, respectively	674	674
Additional paid-in capital	192,951	182,926
Deficit accumulated during the development stage	(196,603)	(55,268)
Total Stockholders' Equity/(Deficit)	(2,979)	128,332

Total Liabilities and Stockholders' Equity/(Deficit)	$52,994	$130,445

See accompanying notes to financial statements

Triangle Castings, Inc.
(A Development Stage Company)
Statements of Operations

	For the Year Ended		For the period from July 22, 2008
	December 31, 2010	December 31, 2009	(inception) to December 31, 2010

Revenue - related party	$23,642	$5,842	$29,484

Cost of Sales	23,350	5,564	28,914

Gross Profit	292	278	570

Operating Expenses
Compensation - Officer	56,872	5,200	59,172
Professional fees	161,283	39,542	205,450
General and administrative	23,472	3,407	32,551
Total Operating Expenses	241,627	48,149	297,173

Loss from Operations before other income and income taxes	(241,335)	(47,871)	(296,603)

Other Income
Merger Fee	100,000	-	100,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(141,335)	(47,871)	(196,603)

Provision for Income Taxes	-	-	-

NET LOSS	$(141,335)	$(47,871)	$(196,603)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the year - Basic and Diluted	6,735,000	6,056,360

See accompanying notes to financial statements

Triangle Castings, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficit)
For the period from July 22, 2008 (Inception) to December 31, 2010

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance July 22, 2008	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founder ($0.0001)	-	-	1,000,000	100	-	-	-	100

Common stock issued for services to founder ($0.0001)	-	-	4,000,000	400	-	-	-	400

Common stock issued for cash ($0.10/ per share)	-	-	415,000	42	41,458	-	(3,000)	38,500

In kind contribution of services	-	-	-	-	2,300	-	-	2,300

Net loss for the period July 22, 2008 (inception) to December 31, 2008	-	-	-	-	-	(7,397)	-	(7,397)

Balance, December 31, 2008	-	-	5,415,000	542	43,758	(7,397)	(3,000)	33,903

Receipt of prior period stock subscription	-	-	-	-	-	-	3,000	3,000

Common stock issued for cash ($0.10/ per share)	-	-	1,320,000	132	131,868	-	-	132,000

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

In kind contribution of rent	-	-	-	-	2,100	-	-	2,100

Net loss for the year ended December 31, 2009	-	-	-	-	-	(47,871)	-	(47,871)

Balance, December 31, 2009	-	-	6,735,000	674	182,926	(55,268)	-	128,332

Expenses paid by shareholder on Company's behalf	-	-	-	-	1,225	-	-	1,225

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

In kind contribution of rent	-	-	-	-	3,600	-	-	3,600

Net loss for the year ended December 31, 2010	-	-	-	-	-	(141,335)	-	(141,335)

Balance, December 31, 2010	-	$-	6,735,000	$674	$192,951	$(196,603)	$-	$(2,979)

See accompanying notes to financial statements

TRIANGLE CASTINGS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended		For the period from July 22, 2008
	December 31, 2010	December 31, 2009	(Inception) to December 31, 2010
Cash Flows Used in Operating Activities:
Net Loss	$(141,335)	$(47,871)	$(196,603)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,200	5,200	12,700
In-kind contribution of rent	3,600	2,100	5,700
Shares issued to founder for services	-	-	400
Provision for uncollectible accounts receivable	4,292	-	4,292
Changes in operating assets and liabilities:
Decrease (Increase) in accounts payable and accrued expenses	53,859	(5,842)	55,972
(Decrease) Increase in accounts receivable	1,550	(2,512)	(4,292)
Net Cash Used In Operating Activities	(72,834)	(48,925)	(121,831)

Cash Flows From Financing Activities:
Expenses paid by shareholder on Company's behalf	1,225	-	1,225
Proceeds from issuance of common stock	-	135,000	173,600
Receipt of prior period stock subscription		-
Net Cash Provided by Financing Activities	1,225	135,000	174,825

Net Increase (Decrease) in Cash	(71,609)	86,075	52,994

Cash at Beginning of Year/Period	124,603	38,528	-

Cash at End of Year/Period	$52,994	$124,603	$52,994

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Organization

Triangle Castings, Inc (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 22, 2008.  Triangle Castings, Inc. will provide unique, high –quality and timely home renovation services.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and December 31, 2009, the Company had no cash equivalents.

(D) Accounts Receivable

Accounts receivable represents obligations subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific information. Actual amounts could vary from the recorded estimates.  As of December 31, 2010 and December 31, 2009, the Company recorded a bad debt expense of $4,292 and $0, respectively.  Since inception, 100% of sales have been to related parties.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SPAS ASC 260, “Earnings Per Share.”  As of December 31, 2010 and 2009, there were no common share equivalents outstanding.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

	2010	2009

Expected Federal & State Income Tax Recovery (expense) at the statutory rate of 38.55%	$(54,490)	$(18,456)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	3,392	2,815
Tax effect of differences in the timing of deductibility of items for income tax purposes	-	-
Change in valuation allowance	51,098	15,641

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009

Deferred income tax asset:
Net operating loss carryforwards	$68,550	$17,452
Valuation allowance	(68,550)	(17,452)
Deferred income taxes	$-	$-

As of December 31, 2010 and 2009, the Company has a net operation loss carryforward of approximately $177,800 and $45,267, respectively, available to offset future taxable income through 2030. The value allowance at December 31, 2010 and 2009 was $68,550 and $17,452, respectively. The net change in the valuation allowance for the year ended December 31, 2010 and 2009 was an increase of $51,098 and $15,641, respectively.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)  Concentrations

For the year ended December 31, 2010, 100% of sales were to related parties.  Of the 100%, 93% of sales were to customer A (See note 4).

For the year ended December 31, 2009, 100% of sales were to related parties.  Of the 100%, 54% was to customer A and 46% to customer B (See note 4).

For the year ended December 31, 2009, 60% of accounts receivable are to Customer A, and 40% to Customer B, who are both related parties (See note 4).

For the year ended December 31, 2010 63% of Cost of Sales was to Vendor A and 32% to Vendor B.

All of the Company’s sales are concentrated in the Greater Raleigh area of North Carolina.

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

(L) Reclassification of Prior Year Amounts

Certain amounts in the 2009 statement of operations have been reclassified to conform to the 2010 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

(B) In-Kind Contribution

For the year ended December 31, 2010, the president of the Company contributed office space with a fair value of $3,600 (See Note 4).

For the year ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

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

(D) Expenses Paid on Company’s Behalf

During the year ended December 31, 2010, the principal stockholder paid $1,225 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 4).

TRIANGLE CASTINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE 3             COMMITMENTS

On December 16, 2010 the Company entered into a non-binding letter of intent to reverse merge with a company.  Per the agreement the shareholder’s of the Company will transfer 100% of the issued and outstanding capital stock to Triangle in exchange for shares of Triangle, subject to the terms of a definitive agreement to be negotiated and executed by the parties.  Upon signing the letter of intent, Triangle received a non-refundable deposit of $100,000.

On September 1, 2009, the Company entered into a consulting agreement to receive administrative and other miscellaneous services from a related party.  The Company is required to pay $5,000 a month to the related party.  The agreement will remain in effect unless either party desired to cancel the agreement.   During December 2010, the Board of Directors approved a payment of $52,000 for services provided during 2010 in relation to the letter of intent noted above which was recorded as accounts payable at year end.  The amount was paid in full on January 3, 2011.

NOTE 4             RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, 100% of the sales were to related parties.

For the year ended December 31, 2009, 100% of the sales were to related parties.

For the year ended December 31, 2009, 100% of the accounts receivable were due from related parties.
For the year ended December 31, 2010, the president of the Company contributed office space with a fair value of $3,600 (See Note 2(B)).

For the year ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(B)).

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

During the year ended December 31, 2010, the principal stockholder paid $1,225 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 2(D)).

NOTE 5             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, a working capital Deficiency of $2,978 as of December 31, 2010,  used cash in operations from inception of $121,831 and has a net loss since inception of $196,603.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6             SUBSEQUENT EVENTS

As of February 7, 2011, no definitive agreement has been executed between Triangle Castings, Inc. and the unnamed Company under the Letter of Intent.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company. P.A, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T):    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have two Directors and Officers as follows:

Name	Age	Positions and Offices Held
Denis M. Snyder	39	President/Director

Joseph E. McMillan	56	Secretary and Director

Denis M. Snyder began his career as a Seabee in the United States Navy. Retiring from the Navy following Desert Storm, he attended Rochester Institute of Technology and received an associate degree in applied science from Monroe Community College. After moving to North Carolina he earned his General Contractors License. He advanced his skills as general manager for Williams Grading & Paving where he worked from 1996 to 2001. In 2001 he co-founded and is a managing member of Sitework Development, LLC, a company specializing in site work packages.  In 2002, he co-founded and is a managing member of Triangle Casting Supply, Inc. which sells manhole covers.  He is a member of Ducks Unlimited and Coastal Conservation Association NC.

Mr. Snyder has never acted as a promoter of any company nor has he had a controlling interest in any company.

Joseph E. McMillan, Mr. McMillan a University of North Carolina- Charlotte graduate currently serves as a Transportation/Commerce advisor with the North Carolina Department of Transportation, a position he has held since December 2009. From May 2007 to November 2009, Mr. McMillan was a managing member of KHR Management LLC, PM Development LLC, a real estate management and commercial real estate development company. From June 2005 through April 2007, Mr. McMillan served as the general manager of Parks Automotive, Inc., a Mazda and Suzuki dealership in High Point, North Carolina.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-X is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Denis M. Snyder President, Chief Executive Officer	2010	$0	48,000	0	0	0	0	0	$48,000
and Director	2009	$0	0	0	0	0	0	0	$0

Beverly Cline,	2010	$0	0	0	0	0	0	0	$0
Secretary	2009	$0	0	0	0	0	0	0	$0

Joseph E. McMillan	2010	$0	0	0	0	0	0	0	$0
Director

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Denis M. Snyder 103 Larkwood Lane Cary, NC 27518	5,000,000	74.2%

Joseph E. McMillan 1044 Englewood Drive Winston Salem, NC 27106	0	0%

All Executive Officers and Directors as a group ( 2 persons)	5,000,000	74.2%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2010, 100% of the sales were to related parties.

For the year ended December 31, 2009, 100% of the sales were to related parties.

For the year ended December 31, 2009, 100% of the accounts receivable were due from related parties.

For the year ended December 31, 2010, the president of the Company contributed office space with a fair value of $3,600 (See Financial Note 2(B)).

For the year ended December 31, 2010, a shareholder of the Company contributed services having a fair value of $5,200 (See Financial Note 2(B)).

For the year ended December 31, 2009, the president of the Company contributed office space with a fair value of $2,100 (See Note 4).

For the year ended December 31, 2009, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2010 and 2009, we were billed approximately $14,675 and $14,050 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal year ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14	Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TRIANGLE CASTINGS, INC.

By:	/s/Denis M. Snyder
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated	February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis M. Snyder	President, Chief Executive Officer,	February 10, 2011
Denis M. Snyder	Chief Financial Officer, Chairman of the Board of Directors