Form 10-Q
period 2011-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2011-05-13
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-163499

PROSPECT GLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-3024783
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

600 17th Street, Suite 2800 South
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
(303) 634-2239
(Registrant’s telephone no., including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 12, 2011, the number of outstanding shares of the registrant’s common stock was 21,498,864.

PROSPECT GLOBAL RESOURCES INC.
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(an Exploration Stage Company)

	March 31, 2011	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,278,878	$642,902
Related party receivable	—	27,849
Related party credit facility	—	77,616
Prepaid expenses and other assets	141,582	7,899

Total current assets	2,420,460	756,266

Long term assets
Mineral properties	11,049,000	—
Equipment, net	6,578	4,542

Total long term assets	11,055,578	4,542

Total assets	$13,476,038	$760,808

LIABLITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$602,421	$270,711
Accrued liabilities	124,363	134,164
Compound embedded derivative	17,288,086	—
Convertible notes, net of unamortized discount	222,602	1,048,863

Total current liabilities	18,237,472	1,453,738

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,498,864 issued and outstanding	21,499	17,789
Additional paid-in capital	1,425,701	46,610
Losses accumulated in the exploration stage	(16,834,079)	(757,329)

Total shareholders’ equity — Prospect Global Resources Inc.	(15,386,879)	(692,930)

Non-controlling interest	10,625,445	—

Total shareholders’ equity	(4,761,434)	(692,930)

Total liabilities and shareholders’ equity	$13,476,038	$760,808

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(an Exploration Stage Company)
(unaudited)

		Cumulative Period
		from August 5, 2010
	Three months ended	(Inception) Through
	March 31, 2011	March 31, 2011
Expenses
Exploration expense	$645,906	$645,906
General and administrative	743,937	1,486,991

Total expenses	1,389,843	2,132,897

Loss from operations	(1,389,843)	(2,132,897)

Other income (expense)
Derivative losses	(14,955,547)	(14,955,547)
Interest, net	(105,915)	(120,190)

Total other expense	(15,061,462)	(15,075,737)

Income tax expense	—	—

Net loss	(16,451,305)	(17,208,634)

Net loss attributable to non-controlling interest	374,555	374,555

Net loss to attributable to Prospect Global Resources Inc.	$(16,076,750)	$(16,834,079)

Earnings per share
Basic and diluted
Loss per share	$(0.79)	$(0.98)
Weighted average number of shares outstanding	20,371,407	17,174,177
The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(unaudited)

		Cumulative Period from
	Three months ended	August 5, 2010 (Inception)
	March 31, 2011	Through March 31, 2011
Operating activities
Net loss	$(16,451,305)	$(17,208,634)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Stock-based compensation	—	850
Depreciation	308	547
Consulting expenses paid for in stock	307,169	316,169
Derivative expense	14,955,547	14,955,547
Amortization of debt discount	55,141	55,141
Changes in assets and liabilities
Related party receivable	27,849	—
Related party credit facility	77,616	—
Prepaid expenses and other assets	(133,683)	(141,582)
Accounts payable	331,710	602,421
Accrued liabilities	16,969	151,133

Net cash used in operating activities	(812,679)	(1,268,408)

Investing activities
Acquisition of equipment	(2,345)	(7,126)
Mineral properties	(49,000)	(49,000)

Net cash used in investing activities	(51,345)	(56,126)

Financing activities
Proceeds from convertible notes	2,500,000	3,548,863
Cash proceeds from common stock issued	—	54,549

Net cash provided by financing activities	2,500,000	3,603,412

Increase in cash and cash equivalents	1,635,976	2,278,878
Cash and cash equivalents — beginning of period	642,902	—

Cash and cash equivalents — end of period	$2,278,878	$2,278,878

Cash paid for interest	—	—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	(1,075,633)	(1,075,633)
Common stock attributable to reverse merger	1,735	1,735
Fair value of land contributed by non-controlling interest	(11,000,000)	(11,000,000)
The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(an Exploration Stage Company)

	Total Shareholders’ Equity - Prospect Global Resources Inc.
				Losses
				Accumulated
			Additional	in the	Non-	Total
	Common Stock		Paid-in	Exploration	Controlling	Shareholders’
	Shares	Amount	Capital	Stage	Interest	Equity
Balance at August 5, 2010 (inception)	—	$—	$—	$—	$—	$—
Stock issued	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Stock issued for services	525,000	525	8,475	—	—	9,000
Net loss	—	—	—	(757,329)	—	(757,329)

Balance at December 31, 2010	17,788,638	$17,789	$46,610	$(757,329)	$—	$(692,930)

Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued for services	1,616,667	1,617	305,551	—	—	307,168
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	358	1,075,275	—	—	1,075,633
Net loss	—	—	—	(16,076,750)	(374,555)	(16,451,305)

Balance at March 31, 2011 (unaudited)	21,498,864	$21,499	$1,425,701	$(16,834,079)	$10,625,445	$(4,761,434)

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
Notes to Consolidated Financial Statements
(an Exploration Stage Company)
(unaudited)
Note 1 — Organization and Business Operations
Introduction
Prospect Global Resources Inc. (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”) is an exploration stage company engaged in the exploration and mining of potash in the Holbrook Basin of eastern Arizona incorporated in the state of Nevada. On February 11, 2011, the Company completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation incorporated on August 5, 2010 (“Old Prospect Global”), as further described below. The Company conducts its operations through its wholly-owned subsidiary Old Prospect Global, which owns a 50% operated interest in American West Potash LLC, a Delaware limited liability company (“AWP”), as further described below. All references to “Triangle” in these Notes to Consolidated Financial Statements refer to the Company prior to the merger, at which time its name was Triangle Castings, Inc.
American West Potash LLC
AWP commenced operations on January 21, 2011, when the Company and the Karlsson Group (“Karlsson”) executed the Third Amended and Restated Operating Agreement (the “Operating Agreement”). Pursuant to the Operating Agreement, Karlsson transferred to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres in the Holbrook Basin in exchange for a 50% equity interest in AWP. Also pursuant to the terms of the Operating Agreement, the Company made an initial contribution of $2,200,000 in January 2011 in exchange for a 50% operated interest in AWP and made a second contribution of $1,000,000 in April 2011, for an aggregate contribution to date of $3,200,000 to maintain its 50% operated interest. In order to maintain its 50% equity interest in AWP, the Company must also invest $7,800,000 within 90 days of delivery of a NI 43-101 compliant mineral resource estimate report (the “Reserve Report”), a technical report issued by third party natural resource experts with respect to the potash reserves on AWP’s acreage. The $3,200,000 contribution will be utilized to acquire seismic data, drill core holes and prepare the Reserve Report. The Company also intends to prepare its mineral resource calculation in accordance with the SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The Company is the exclusive operator of the project and will provide the technical resources and mining expertise, which provides it with the authority to manage the exploration, development and production of potash on AWP’s acreage. As the sole operator of AWP, the Company is required to deliver the Reserve Report no later than April 21, 2012. If the Company does not invest into AWP any of the additional $7.8 million commitment, its ownership interest in AWP will be reduced from 50% to approximately 21%. The Company may elect to make investments in amounts less than those required to maintain the Company’s ownership interest. In such instances, the Company’s ownership percentage will decrease according to the terms of the Operating Agreement, but not below 21%. If the Company does not meet its funding commitments, AWP will be permitted to sell equity to third parties, which could be on terms that are disadvantageous to the Company, and the Company will lose one of its two designated manager positions with AWP.
Merger
On February 11, 2011, the Company, under its former name Triangle Castings, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary Prospect Global Acquisition Inc., Old Prospect Global and Denis M. Snyder. Mr. Snyder was a majority stockholder of Triangle at the time. Pursuant to the terms of the Merger Agreement, Triangle’s wholly-owned subsidiary Prospect Global Acquisition Inc. executed a reverse merger with and into Old Prospect Global, with Old Prospect Global surviving the merger. As a result, Old Prospect Global became Triangle’s wholly-owned subsidiary and Triangle changed its name to Prospect Global Resources Inc.
The merger is treated as a reverse merger for financial accounting purposes. Old Prospect Global has been treated as the acquirer for accounting purposes, whereas the Company has been treated as the acquirer for legal purposes. Accordingly, the historical financial statements of the Company before the merger, under its former name Triangle Castings, Inc., were and will be replaced with the historical financial statements of Old Prospect Global in this and all future filings with the Securities and Exchange Commission.

Before the merger, Triangle had 6,735,000 shares of common stock issued and outstanding, of which Denis M. Snyder held 5,000,000 shares. Old Prospect Global had 19,405,305 shares of common stock issued and outstanding before the merger. Old Prospect Global’s stockholders were predominantly the founding stockholders who were comprised of private institutions and individuals. Upon completion of the merger and pursuant to the terms of the Merger Agreement:
•	the 5,000,000 shares of Triangle common stock held by Denis M. Snyder were cancelled for no consideration;
•	the remaining 1,735,000 shares of Triangle common stock issued and outstanding before the merger remain issued and outstanding after the merger; the merger did not cause any change in ownership of these shares;
•	each share of common stock of Prospect Global Acquisition Inc., Triangle’s then-wholly-owned merger entity, was converted into one share of common stock of Old Prospect Global as the surviving corporation; and
•	each of the 19,405,305 shares of Old Prospect Global common stock was converted into one share of the Company’s common stock.
The merger triggered the automatic conversion of $1,048,863 of Old Prospect Global’s convertible notes and $26,770 of accrued interest into 358,559 shares of Old Prospect Global’s shares of common stock, which, in turn, were converted into shares of the Company’s common stock upon the completion of the merger. Upon completion of the merger, the Company had 21,498,864 shares of common stock issued and outstanding.
Note 2 — Summary of Significant Accounting Principles
This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.
Principles of Consolidation
The Company is the 50% owner of AWP, operates AWP, and accordingly provides the consolidated financial statements for the Company and AWP. Both entities have the same year end. The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 when presenting consolidated financial statements. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to Karlsson and will eliminate all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.
Exploration Stage
The Company is considered an exploration stage enterprise as most of its efforts have been devoted to raising capital and exploring for potash. As of March 31, 2011, none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the calculation of certain conversion terms of the Company’s secured convertible notes, the embedded derivative liabilities associated with those secured convertible notes and outstanding warrants issued by the Company.

Cash and Cash Equivalents
Cash and cash equivalents solely consist of cash balances. As of March 31, 2011, the Company had a cash balance of $2,278,878 and no cash equivalents.
Equipment
Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. The Company’s policy is to capitalize equipment with both a cost greater than $250 and an estimated useful life greater than one year. The Company’s policy is to review equipment for impairment at least annually.
Mineral Properties
Under GAAP, investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 8 — Mineral Properties for additional information.
Exploration Expense
Exploration expense includes geological and geophysical work performed on areas that do not yet have measured, indicated or inferred reserves. These costs are expensed as incurred.
Financial Instruments
Financial instruments, as defined per ASC 825, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, warrants, secured convertible notes, and derivative financial instruments. We carry cash and cash equivalents, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.
Derivative financial instruments, as defined in the FASB ASC, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.
We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements, that contain embedded derivative features, that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. Refer to Note 4 — Convertible Notes for additional information.
Income Taxes
The Company accounts for income taxes based on the asset and liability method of accounting for deferred income taxes. The provision for income taxes is based on pretax financial income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. As of March 31, 2011, the Company did not have an income tax liability. The Company believes it does not meet the more likely than not criteria for realizing its deferred tax asset. Therefore, the Company has recorded a full valuation allowance against it.

Loss per Share
Basic loss per share of common stock is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the respective period in accordance with ASC 260. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2011 and from August 5, 2010 (Inception) to March 31, 2011, basic loss per common share and diluted loss per common share are the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 9 — Loss per Share for additional information.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718-10. This requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. The standards also require tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the statement of cash flows.
Warrants
The Company accounts for warrants in accordance with ASC 815-40-15 as an equity instrument. Refer to Note 7 — Shareholders’ Equity for additional information.
Note 3 — New Accounting Pronouncements
On January 1, 2011, we implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires entities to provide a reconciliation of purchases, sales, issuance and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The implementation did not have an impact on our results of operations, financial position or cash flows.
Note 4 — Convertible Notes
In connection with the reverse merger, $1,048,863 of the Company’s outstanding convertible notes, which were issued in 2010, and $26,770 of accrued interest converted into 358,559 shares of common stock on February 11, 2011.
The carrying values of our secured convertible notes consist of the following as of March 31, 2011:

Secured Convertible Notes	March 31, 2011
$2,000,000 face value secured convertible notes due January 24, 2012	$(43,089)
$500,000 face value secured convertible notes due January 24, 2012	(179,513)

$(222,602)

$2,000,000 Secured Convertible Note
On January 24, 2011, we issued a $2,000,000 face value Secured Convertible Note, due January 24, 2012 to Dr. Richard Merkin (the “Merkin Note”) for net proceeds of $2,000,000. The Merkin Note is secured by all of our assets and accrues interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into a fixed number of 10,538,583 shares of our common stock, subject to adjustment solely for capital reorganization events. The Merkin Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In addition, the holder is entitled to designate one member of our Board of Directors while the Merkin Note is outstanding or the holder owns at least 1,000,000 shares of our common stock. We have concluded that the embedded conversion option is not indexed to our stock because it did not pass all eight conditions of equity classification provided in ASC 815. Therefore, the embedded conversion option is subject to classification in our financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.
Concurrent with the issuance of the Merkin Note, we entered into an agreement with the Dr. Merkin that provides for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $15,000,000, following conversion of the Merkin Note, if ever, without expiration. The fixed monetary amount is settled solely by our issuance of additional shares of our common stock. The number of shares necessary to settle this contingent obligation is dependent upon future values of our common stock at times the holder chooses to sell converted shares, if the holder in fact converts, and is, therefore, not determinable. We have concluded that this arrangement is an embedded financial instrument subject to bifurcation and classification in our financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.

$500,000 Secured Convertible Note
On March 11, 2011, we issued a $500,000 face value Secured Convertible Note, due January 24, 2012 to COR Capital, LLC (the “COR Note”) for net proceeds of $500,000. The COR Note is secured by all of our assets and accrues interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $3.60. The COR Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. We have concluded that the embedded conversion option is not indexed to our stock due to the down-round protection features afforded to the holder. Therefore, the embedded conversion option is subject to classification in our financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.
Concurrent with the issuance of the COR Note, we entered into an agreement with the holder that provides for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $600,000, following conversion of the COR Note, if ever, without expiration. The fixed monetary amount is settled solely by our issuance of additional shares of our common stock. The number of shares necessary to settle this contingent obligation is dependent upon future values of our common stock at times the holder chooses to sell converted shares, if the holder in fact converts, and is, therefore, not determinable. We have concluded that this arrangement is an embedded financial instrument subject to bifurcation and classification in our financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.
Accounting for the $2,000,000 and $500,000 Secured Convertible Notes
We have evaluated the terms and conditions of the secured convertible notes under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection feature of the COR Note and make whole provision of the Merkin Note and the COR Note) were also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, our evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features (ii) down-round protection feature and (iii) make whole provision. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.
The following table reflects the allocation of the purchase on the financing dates:

	Merkin Note:	COR Note:
	$2,000,000 Face	$500,000 Face
Secured Convertible Notes	Value	Value
Proceeds	$2,000,000	$500,000
Compound embedded derivative	(10,068,182)	(332,539)
Day-one derivative loss	8,068,182	—

Carrying value	$—	$167,461

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction and (ii) the initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to ($55,141) for the quarter ended March 31, 2011 and during the cumulative period from August 5, 2010 (inception) through March 31, 2011.

Note 5 — Derivative Financial Instruments
Derivative Liabilities
The carrying value of the derivative financial instruments is recorded as Compound Embedded Derivative on the balance sheet, with changes in the carrying value being recorded as Derivative Loss on the income statement. The components of the compound embedded derivative liabilities as of March 31, 2011 are:

Our financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
$2,000,000 face value secured convertible notes due January 24, 2012	10,538,583	$16,861,733
$500,000 face value secured convertible notes due January 24, 2012	681,075	426,353

	11,219,658	$17,288,086

The compound embedded derivative was valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.
The following table summarizes the effects on our loss associated with changes in the fair values of our derivative financial instruments by type of financing for the quarter ended March 31, 2011:

Compound Embedded
Our financings giving rise to derivative financial instruments and the income effects:	Derivative
$2,000,000 face value secured convertible notes due January 24, 2012	$(6,793,551)
$500,000 face value secured convertible notes due January 24, 2012	(93,814)

(6,887,365)
Day-one derivative loss:
$2,000,000 face value secured convertible notes	(8,068,182)

Total derivative loss	$(14,955,547)

Fair Value Considerations
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

We follow the provisions of ASC 820 with respect to our financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under ASC 815 as of March 31, 2011 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	March 31, 2011
	Fair Value Measurements Using:
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities) at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Derivative liabilities	$—	$—	$(17,288,086)	$(17,288,086)

Total	$—	$—	$(17,288,086)	$(17,288,086)

The features embedded in the secured convertible notes were combined into one compound embedded derivative that we fair valued using the income valuation technique using the Monte Carlo valuation model. The Monte Carlo model was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of March 31, 2011:

	Merkin Note:	COR Note:
	$2,000,000 Face	$500,000 Face
Our financings giving rise to derivative financial instruments	Value	Value
Conversion price	$0.19	$3.00
Equivalent volatility	128.27%	128.27%
Equivalent term (years)	0.547	0.808
Equivalent credit-risk adjusted yield	20.99%	20.99%
Equivalent interest risk adjusted rate	9.09%	9.09%
Note 6 — Related Party Transactions
Buffalo Management LLC
Pursuant to the Company’s management services agreement with Buffalo Management LLC (“Buffalo”), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month, (ii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company’s audited financial statements each year, (iii) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value, and (iv) an advisory fee equal to $650,000 with respect to the consummation of a transaction in which the Company merges with or becomes a wholly-owned subsidiary of a publicly traded company. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company’s common stock valued at the market price (as defined in the management services agreement) of the Company’s common stock on the day such fee is payable to Buffalo. The Company will also reimburse Buffalo for office expenses of $5,000 per month. Buffalo also received a warrant to purchase up to 5% of the Company’s outstanding shares on a fully-diluted basis promptly following the first day on which the Company’s market capitalization for each trading day in a period of 30 consecutive days exceeds $50 million. The exercise price per share of the warrant is the average market price per share for the ten trading days immediately preceding the issuance date. On January 7, 2011, the Company and Buffalo reached an agreement whereby Buffalo received 1,516,667 shares of the Company’s common stock, with an estimated fair value of $288,167, in lieu of cash for amounts due for management fees, office expenses and advisory fees. As of March 31, 2011, the Company has accrued $25,000 in professional and general and administrative expenses related to Buffalo. The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of the warrant.
Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo and has sole voting and dispositive power of the shares of our common stock owned by Buffalo. Chad Brownstein owns 100% of the voting interest of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Chad Brownstein is a manager of AWP. Patrick Avery, our President and Chief Executive Officer, owns a 10% non-voting ownership interest in Buffalo and Barry Munitz, our Chairman, owns a 15% non-voting interest in Buffalo.

Karlsson Group Credit Facility
Prior to executing the Operating Agreement, the Company provided Karlsson with a $250,000 credit facility to fund expenses pertaining to leasehold activity in the Holbrook Basin that Karlsson incurred subsequent to September 1, 2010. Advances under the credit facility accrued interest at 8% per annum. Pursuant to the Operating Agreement, approximately $78,000 in advances and accrued interest were repaid in January 2011 by deducting the principal and interest from the Company’s initial $2,200,000 cash contribution to AWP, and the Company simultaneously terminated the credit facility.
Related Party Receivables from AWP
The Company paid certain expenses in the first quarter of 2011 on behalf of AWP. As a result of the consolidation of financial statements, related party receivables are eliminated upon consolidation.
Note 7 — Shareholders’ Equity
Stock-Based Compensation
The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received stock-based compensation of 1,500,000 shares of common stock on August 17, 2010, which vests over a two-year period. 500,000 of Mr. Avery’s shares vested on August 17, 2010, 250,000 shares vested on December 1, 2010, 500,000 shares will vest on August 17, 2011 and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company’s Chief Financial Officer, received stock-based compensation of 500,000 shares of common stock on September 1, 2010, which vests on a two-year schedule. 100,000 of Mr. Bloomfield’s shares vested on September 1, 2010, his first day of employment with the Company, 200,000 shares will vest on September 1, 2011 and 200,000 shares will vest on September 1, 2012. The stock grants were deemed to have a nominal value and were valued at a par value of $0.001 per share and are expensed as the stock is issued and vested. The Company determined that the stock had a nominal value because the Company had nominal assets and had not begun commercial operations as of the date of the grants. The Company did not record any stock based compensation in the first quarter of 2011. Total compensation for non-vested awards was $1,150 as of March 31, 2011.
Common Stock Purchase Warrants
The Company has issued a warrant to Buffalo to purchase a number of shares of common stock equal to 5% of the Company’s issued outstanding shares of common stock on a fully-diluted basis on the exercise date at an exercise price per share to be determined based on the average market price of the common stock during a specified period. The warrants will become exercisable following the first day on which the Company’s market capitalization for each trading day in a period of 30 consecutive days exceeds $50,000,000 based on the market price of the common stock determined in accordance with the terms of the warrant.
The Company will value the shares of common stock issuable upon exercise of this warrant when the warrant becomes exercisable and the number of shares of common stock is determinable.
Common Stock
The Company is authorized to issue an aggregate of 100,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2011, there were 21,498,864 shares of common stock issued and outstanding.
On January 7, 2011, the Company and Buffalo reached an agreement whereby Buffalo received 1,516,667 shares of the Company’s common stock in lieu of cash for amounts due for management fees, office expenses and advisory fees. The shares had a fair value of approximately $288,167.
On January 19, 2011, the Company issued 11,250 shares of common stock to Spouting Rock Capital Advisors, LLC as payment for investment banking services valued at $2,138 and 63,750 shares of common stock to Cobrador Capital Advisors as payment for investment banking services valued at $12,113.

On February 4, 2011, the Company issued 25,000 shares of common stock to Lambros Piscopos as payment for consulting services valued at $4,750.
Preferred Stock
The Company is authorized to issue an aggregate of 10,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2011, no shares of preferred stock have been issued.
Non-Controlling Interest
The Company included Karlsson’s initial $11,000,000 contribution of property to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, Karlsson earned its 50% interest in AWP. While the Company has earned its 50% interest in AWP through its contributions both during and subsequent to this quarter, it will need to contribute an additional $7,800,000 to maintain this interest. As such, the Company did not reduce Karlsson’s non-controlling interest by any amount for the Company’s interest in the contributed property due to the further obligation of contributed capital to maintain the Company’s 50% interest.
Note 8 — Mineral Properties
The following table summarizes the book value of the Company’s mineral properties and changes during the period:

	March 31, 2011	December 31, 2010
Balance, beginning of year	$—	$—
Additions	11,049,000	—

Balance, end of period	$11,049,000	$—
The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of the economic evaluation of potash and application of a ceiling test which is based on estimates of quantities of potash, exploration land values, future advanced minimum royalty payments and potash prices.
Note 9 — Loss per Share
The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

		Cumulative Period from
		August 5, 2010
	Three months ended	(Inception) Through
	March 31, 2011	March 31, 2011
Net loss attributable to Prospect Global Resources Inc.	$(16,076,750)	$(16,834,079)

Weighted average number of common shares outstanding — basic	20,371,407	17,174,177
Dilution effect of restricted stock and warrants	—	—

Weighted average number of common shares outstanding — fully diluted	20,371,407	17,174,177

Loss per share of common stock:
Basic loss per share of common stock	$(0.79)	$(0.98)

Fully diluted loss per share of common stock	$(0.79)	$(0.98)

The Company has issued warrants to purchase shares of common stock, as discussed in Note 7 — Shareholders’ Equity and Note 10 — Subsequent Events. The warrants are not currently exercisable and the number of shares of common stock attributable to those warrants is currently undeterminable. The Company issued secured convertible notes which contain embedded derivatives to receive additional shares of common stock, as further discussed in Note 5 — Derivative Financial Instruments, which could represent an additional 11,219,658 shares of common stock.

Note 10 — Subsequent Events
On April 25, 2011, we issued a $2,500,000 face value Secured Convertible Note, due April 24, 2012 to Hexagon Investments, LLC (the “Hexagon Note”) for net proceeds of $2,500,000. The Hexagon Note is secured by all of our assets and accrues interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $3.60. The principal amount plus accrued interest will automatically convert into shares of our common stock at $3.00 per share upon completion by us of the issuance of at least $10,000,000 of securities, subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $3.60. The Hexagon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. We have concluded that the embedded conversion option is not indexed to our stock due to the down-round protection features afforded to the holder. Therefore, the embedded conversion option is subject to classification in our financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 480-10-25-14.
We also issued to Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to $2,000,000 of shares at a purchase price equal to the lower of (i) $3.00 and (ii) $2,500,000 divided by the total number of shares of common stock issued upon conversion of the Hexagon Note. The second warrant is exercisable until April 25, 2014 for up to $7,500,000 of shares at the same purchase price.
In connection with issuance of the Hexagon Note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the Hexagon Note and exercise of the warrants issued to Hexagon.
In connection with the Hexagon financing, we agreed with Dr. Richard Merkin, who holds the Merkin Note in the principal amount of $2,000,000, to modifications to the terms of the Merkin Note. The Merkin Note and all accrued interest will now convert automatically into 10,538,583 shares of our common stock upon completion by us of the issuance of at least $10,000,000 of securities (previously the Merkin Note was only optionally convertible into that number of shares). Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the Merkin Note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the closing of an issuance of securities by us of at least $10,000,000.
As consideration for consenting to the amendment to the Merkin Note we issued COR Capital LLC, who holds the COR Note in the principal amount of $500,000 and is an investment advisor on behalf of COR US Equity Income Fund, a warrant to purchase up to $200,000 of our common stock at a purchase price equal to the lower of (i) $3.00 and (ii) $500,000 divided by the total number of shares of common stock issued upon conversion of the COR Note. This warrant expires on April 20, 2012.
The Company will value the shares associated with these warrants when they become available for purchase and the amount is determinable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of the consolidated operating results and financial condition of the Company for the three months ended March 31, 2011 has been prepared based on information available to us as of May 12, 2011. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes included herewith and the audited financial statements of the Company for the year ended December 31, 2010 and the related notes included in Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2011, which have been prepared in accordance with GAAP. All amounts stated herein are in U.S. dollars.
Plan of Operation
We are an exploration stage company engaged in the mining of potash in the Holbrook Basin of eastern Arizona. We believe that potash, along with other global commodities, exhibits long term global demand strength and limited supply. Instead of relying on the traditional supply push of manufacturing whereby manufacturers push large quantities of standardized commodities into the market, we plan to capitalize on the growing demand of these commodities in both developed and emerging markets. We seek to acquire properties, companies or interests in companies that have a reserve base, but require a resource boost, in the form of technical expertise and capital investment.
We operate the Holbrook Basin potash exploration acreage through our 50% ownership in AWP, which is described under Note 1 — Organization and Business Operations to the Consolidated Financial Statements. We plan to prove up the resource potential through the acquisition of over 50 miles of 2D seismic data, which commenced in February 2011, and the drilling and coring of 10 to 14 holes, which we plan to commence in the second quarter of 2011. We have contracted with North Rim Exploration Ltd, a leading third party geologic engineering firm, to supervise this field activity, analyze the results and prepare the Reserve Report, which we anticipate receiving during the second half of 2011. Assuming a favorable Reserve Report which details an economically viable resource, we plan to begin the environmental and permitting process, preliminary mine design and preliminary feasibility study, which we estimate may take six to 12 months to complete. In addition to the seismic and drilling efforts, we frequently meet with the Arizona State Land Department, or ASLD, the state agency which manages the Arizona State Trust lands and natural resources on which some of AWP’s acreage is located to enhance value and optimize economic return for the State Trust beneficiaries. Discussions with the ASLD include but are not limited to the viability of a potash mine in the Holbrook Basin, the economic benefits of a potash mine, updates on field activity, and future sales of state leases and permits.
Results of Operations
As a result of the reverse merger, the historical financial statements of the Company before the merger, under its former name Triangle Castings, Inc., were and will be replaced with the historical financial statements of Old Prospect Global in this and all future filings with the Securities and Exchange Commission. Old Prospect Global was incorporated on August 5, 2010 (“Inception”) and consequently does not have comparable results for the period ended March 31, 2010.
Revenue
For the three months ended and from Inception to March 31, 2011, the Company had no revenue.
Exploration Expense
For the three months ended and from Inception to March 31, 2011, exploration expense was $646,000, which related to the acquisition and processing of 2D seismic data and geology and geophysical consultants.
General and Administrative Expense
General and administrative expense for the three months ended and from Inception to March 31, 2011 was approximately $744,000 and $1,487,000, respectively, which was mostly attributable to legal expense, consulting services, the management fee paid to Buffalo and salary and benefits.

Interest Expense
Interest expense for the three months ended and from Inception to March 31, 2011 was approximately $106,000 and $120,000, respectively, which represents the accrued interest expense and amortization of debt discount related to the Company’s convertible notes issued throughout the periods.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.
Liquidity and Capital Resources
As of March 31, 2011 the Company had approximately $2,279,000 in cash. Management intends to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments. Within 90 days of receipt of the Reserve Report, which we anticipate occurring during the second half of 2011, we need to raise and contribute $7,800,000 million to AWP. We also need to raise additional money to fund our general corporate expenses.
Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. While we believe in the viability of our business plan and our ability to raise additional funds, there can be no assurances to that effect. We anticipate that due to the nature of exploration projects, that we may incur operating losses in the foreseeable future. The development and construction stages of a mining project may last multiple years during which period the Company would not generate revenues while investing considerable amounts of capital to establish production. Assuming a favorable Reserve Report which details an economically viable resource capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project, Management believes that it will be able to raise funds through a combination of but not limited to equity offerings, debt offerings, joint ventures, or off-take agreements.
The following table summarizes our cash flows for the periods indicated:

		Cumulative Period from
		August 5, 2010
	Three months ended	(Inception) Through
	March 31, 2011	March 31, 2011
Net cash used in operating activities	$(812,679)	$(1,268,408)
Net cash used in investing activities	(51,345)	(56,126)
Net cash provided by financing activities	2,500,000	3,603,412

Increase in cash and cash equivalents	$1,635,976	$2,278,878
The cash used in operating activities is due to the commencement of exploration activity during the first quarter of 2011 in the Holbrook Basin. The net cash used in investing activities predominantly pertains to the Company’s exercising of certain options to obtain exploration permits and mineral rights in the Holbrook Basin. The net cash provided by financing activities predominantly relates to the issuances of convertible notes since Inception.
As of March 31, 2011, we had two outstanding convertible secured promissory notes aggregating $2,500,000 which are secured by all of our assets. On January 24, 2011, the Company issued a convertible secured promissory note in the aggregate principal amount of $2,000,000 to Dr. Richard Merkin. The outstanding principal amount accrues interest at 10% per annum. The aggregate unpaid principal amount together with accrued and unpaid interest thereon is due and payable in full on, January 24, 2012. The principal and accrued interest may be converted at the option of the holder at any time during the term into a fixed number of 10,538,583 shares of our common stock, subject to adjustment for stock splits, recapitalizations or similar events. We granted Dr. Merkin the right to participate in any subsequent equity securities offerings in an amount that would prevent him from being diluted by the offerings. Following conversion of the Merkin Note into shares of our common stock and until Dr. Merkin has received gross proceeds of at least $15,000,000 from the sale of shares of common stock received upon conversion of the Merkin Note, each time Dr. Merkin in good faith sells such shares of our common stock to a non-affiliate for gross proceeds of less than $3.00 per share, we will promptly issue to Dr. Merkin a number of additional shares of our common stock according to the following formula: {[(N x $3.00) — P] / T} — (N — S) where N equals the number of shares of common shares held by Dr. Merkin pre-sale; P equals the gross proceeds realized from the sale; S equals the number of shares of our common stock sold; and T equals the per share sale price. Dr. Merkin must approve any additional debt or equity issuances by us, any material transaction we enter into, any change in our current business or the sale of the Company.

On April 25, 2011 and in connection with the Hexagon financing, as further described below, we agreed with Dr. Merkin to modify the terms of the Merkin Note. The Merkin Note and all accrued interest will now convert automatically into 10,538,583 shares of our common stock upon completion by us of the issuance of at least $10,000,000 of securities. Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the Merkin Note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the closing of an issuance of securities by us of at least $10,000,000.
On March 11, 2011 the Company issued a $500,000 convertible secured note due January 24, 2012 to COR Capital LLC (“COR”), which accrues interest at 10% per annum. We also granted COR the right to participate in any subsequent securities offering (including the issuance of convertible debt, preferred stock, or other debt with a contractual rate of interest over 8%) by us for a period of two years for an amount of up to $5,000,000 per offering. The principal amount plus accrued interest may convert at COR’s option at any time during the term to maturity into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events. Following conversion of the COR Note into common stock and until COR has received gross proceeds of at least $600,000 from sales of common stock, each time COR in good faith sells common stock to a non-affiliate for gross proceeds of less than $3.00 per share we will promptly issue COR a number of additional shares of common stock according to the following formula: {[(N x $3.00) — P] / T} — (N — S) where: N equals the number of common shares held by COR pre-sale; P equals the gross proceeds realized from the sale; S equals the number of shares sold; and T equals the per share sale price. In addition, if we sell common stock in an offering with gross proceeds to us of $10,000,000 or more at a per share price below $3.60, COR will receive additional common stock such that the total shares received by COR upon conversion equals $500,000 plus all accrued interest divided by 0.8 times the per share purchase price in the offering.
As consideration for consenting to the amendment to the Merkin Note we issued to COR a warrant to purchase up to $200,000 of our common stock at a purchase price equal to the lower of (i) $3.00 and (ii) $500,000 divided by the total number of shares of common stock issued upon conversion of the COR Note. The COR warrant expires on April 20, 2012.
On April 25, 2011 the Company issued a $2,500,000 convertible secured note due April 24, 2012 to Hexagon Investments, Inc. (“Hexagon”), which accrues interest at 10% per annum. The principal amount plus accrued interest shall convert automatically upon completion by us of the issuance of at least $10,000,000 of securities on or before April 24, 2012. To the extent that a qualified financing occurs at a per share purchase price of less than $3.60, then Hexagon shall receive additional shares of common stock such that the total shares received by Hexagon upon conversion equals the aggregate principal amount of the Hexagon Note (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the qualified financing (Z). If the qualified financing occurs in a series of transactions, then (Z) shall be equal to the most favorable terms offered to any other investor in that series of transactions. The Hexagon Note may also be converted at Hexagon’s option at any time prior to a qualified financing or the maturity date into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events.
We also issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to $2,000,000 of shares of our common stock at a purchase price equal to the lower of (i) $3.00 and (ii) $2,500,000 divided by the total number of shares of common stock issued upon conversion of the Hexagon Note. The second warrant is exercisable until April 25, 2014 for up to $7,500,000 of shares of our common stock at the same purchase price.
In connection with issuance of the Hexagon Note, we granted demand and piggy-back registration rights to Dr. Merkin and piggy-back registration rights to COR and Hexagon. Dr. Merkin also has the right to designate one of our directors for so long as he owns at least 1,000,000 shares of our common stock or the Merkin Note pursuant to a stockholders agreement entered into with several of our stockholders upon issuance of the Merkin Note. Dr. Merkin has not designated a director at this time.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is included in Note 2 — Summary of Significant Accounting Principles. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.
Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	our history of operating losses;
•	our limited operating history;
•	our inability to obtain sufficient additional capital;
•	our inability to maintain our ownership of AWP at its current level or our loss of control over AWP;
•	the denial or delay by a government agency in issuing permits and approvals necessary for our operations or the imposition of restrictive conditions with respect to such permits and approvals;
•	the failure of our mining prospects to yield natural resources in commercially viable quantities;
•	production disruptions;
•	the departure of key personnel;
•	competition from other potash companies;
•	risks associated with acquiring producing properties, such as difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations and incurrence of additional debt;
•	our inability to insure against operating risks
•	the market price of potash and products based on potash;
•	conditions in the agricultural industry;
•	government regulation;
•	global supply of and demand for potash and potash products;
•	the cyclicality of the crop nutrient markets;
•	global economic conditions;
•	the lack of an active public market for shares of our common stock;
•	the potential volatility of the market price and trading volume of our shares of common stock;
•	the dilutive effect of future issuances of shares of common stock;
•	the effects on the market price of our common stock of future issuances of shares of our common stock;
•	costs associated with being an operating public company;
•	our common stock being a “penny stock;”
•	our failure to list our common stock on any national securities system or exchange; and
•	the failure of securities analysts to initiate coverage of our shares or their issuance of negative reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2011.
Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any pending material legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A.	Risk Factors
The Company did not include risk factors in its most recent Annual Report on Form 10-K. Upon the completion of the merger described elsewhere in this Quarterly Report on Form 10-Q, the Company disclosed risk factors in its Current Report on Form 8-K filed on February 11, 2011, as amended by its Current Report on Form 8K/A filed on March 31, 2011. There has been no material changes in the risk factors disclosed in the “Risk Factors” section of the Company’s Current Report on Form 8K/A filed on March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information about the Company’s sale of unregistered equity securities during the quarterly period ended March 31, 2011 has been previously reported in the Company’s Current Report on Form 8-K filed on February, 2011, Current Report on Form 8-K filed on March 17, 2011 and Current Report on Form 8-K/A filed on March 31, 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description of Exhibit
2.1		Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
3.1		Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
3.2		Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
4.1		Common Stock Purchase Warrant with Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
4.2		Senior Secured Convertible Promissory Note with Dr. Richard Merkin (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
4.3		Registration Rights Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
4.4		Stockholders Agreement dated January 24, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
4.5		Senior Secured Convertible Promissory Note with COR Capital (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2011)
4.6		Registration Rights Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2011)
10.1	†	Amended and Restated Management Services Agreement with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.2		Side Letter with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 11, 2011)

Exhibit No.		Description of Exhibit
10.3		Third Amended and Restated AWP Operating Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.4
Amended Investment Banking Engagement Agreement with Spouting Rock Capital Advisors, LLC dated January 19, 2011 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)

10.5		Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.6
Amended and Restated Security Agreement with Dr. Richard Merkin and COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 17, 2011)

10.7		Note Purchase Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Currently Report on Form 8-K filed on March 17, 2011)
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROSPECT GLOBAL RESOURCES INC. (Registrant)
Dated: May 13, 2011	By:	/s/ Patrick L. Avery
Patrick L. Avery,
President and Chief Executive Officer (Authorized Officer, Principal Executive Officer)

	By:	/s/ Jonathan Bloomfield
Jonathan Bloomfield,
Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1		Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
3.1		Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
3.2		Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
4.1		Common Stock Purchase Warrant with Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
4.2		Senior Secured Convertible Promissory Note with Dr. Richard Merkin (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
4.3		Registration Rights Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
4.4		Stockholders Agreement dated January 24, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)
4.5		Senior Secured Convertible Promissory Note with COR Capital (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2011)
4.6		Registration Rights Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2011)
10.1	†	Amended and Restated Management Services Agreement with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.2		Side Letter with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.3		Third Amended and Restated AWP Operating Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.4
Amended Investment Banking Engagement Agreement with Spouting Rock Capital Advisors, LLC dated January 19, 2011 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011)

10.5		Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 11, 2011)
10.6
Amended and Restated Security Agreement with Dr. Richard Merkin and COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 17, 2011)

10.7		Note Purchase Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Currently Report on Form 8-K filed on March 17, 2011)
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.