Form 10-Q
period 2011-06-30
PROSPECT GLOBAL RESOURCES INC.
filed 2011-08-11
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-54438

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
As of August 9, 2011, the number of outstanding shares of the registrant’s common stock was 22,448,864.

PROSPECT GLOBAL RESOURCES INC.
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(an Exploration Stage Company)

	June 30, 2011	December 31,
	(unaudited)	2010
ASSETS
Current assets
Cash and cash equivalents	$2,005,023	$642,902
Related party receivable	—	27,849
Related party credit facility	—	77,616
Other current assets	829,564	7,899

Total current assets	2,834,587	756,266

Long term assets
Mineral properties	11,057,500	—
Equipment, net	12,705	4,542

Total long term assets	11,070,205	4,542

Total assets	$13,904,792	$760,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$637,337	$270,711
Accrued liabilities	2,355,840	134,164
Derivative warrant liabilities	3,691,373	—
Compound embedded derivative	13,518,240	—
Convertible notes, net of umamortized discount	452,771	1,048,863

Total current liabilities	20,655,561	1,453,738

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,648,864 and 17,788,638 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,649	17,789
Additional paid-in capital	1,905,551	46,610
Losses accumulated in the exploration stage	(18,419,182)	(757,329)

Total shareholders’ equity — Prospect Global Resources Inc.	(16,491,982)	(692,930)

Non-controlling interest	9,741,213	—

Total shareholders’ equity	(6,750,769)	(692,930)

Total liabilities and shareholders’ equity	$13,904,792	$760,808

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(an Exploration Stage Company)
(unaudited)

			Cumulative from
	For the Quarter	For the Six	Inception -
	Ended June 30,	Months Ended	August 5, 2010 -
	2011	June 30, 2011	June 30, 2011
Expenses:
Exploration expense	$1,677,762	$2,323,668	$2,323,668
General and administrative	1,062,380	1,806,317	2,549,371

Total expenses	2,740,142	4,129,985	4,873,039

Loss from operations	(2,740,142)	(4,129,985)	(4,873,039)

Other income (expense):
Derivative gains (losses)	2,621,073	(12,334,474)	(12,334,474)
Loss on debt extinguishment	(2,000,000)	(2,000,000)	(2,000,000)
Interest, net	(350,266)	(456,181)	(470,456)

Total other income (expense)	270,807	(14,790,655)	(14,804,930)

Income tax expense	—	—	—

Net loss	(2,469,335)	(18,920,640)	(19,677,969)

Net loss attributable to non-controlling interest	(884,232)	(1,258,787)	(1,258,787)

Net loss to attributable to Prospect Global Resources Inc.	$(1,585,103)	$(17,661,853)	$(18,419,182)

Earnings per share
Basic and diluted
Loss per share	$(0.07)	$(0.84)	$(1.00)
Weighted average number of shares outstanding	21,615,897	21,017,588	18,484,320
The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(unaudited)

		Cumulative from
	For the Six	Inception
	Months Ended	August 5, 2010-
	June 30, 2011	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,920,640)	$(19,677,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for in stock	787,168	796,168
Derivative expense	12,334,474	12,334,474
Loss on debt extinguishment	2,000,000	2,000,000
Amortization of debt discount	285,310	285,310
Amortization of deferred financing costs	10,880	10,880
Depreciation	825	825
Changes in assets and liabilities:
Related party receivable	27,849	—
Related party credit facility	77,616	—
Other current assets	(789,945)	(796,755)
Accounts payable	366,626	637,337
Accrued liabilities	248,446	382,610

Net cash used in operating activities	(3,571,391)	(4,027,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	(57,500)	(62,281)
Acquisition of equipment	(8,988)	(8,988)

Net cash used in investing activities	(66,488)	(71,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	5,000,000	6,048,863
Cash proceeds from common stock issued	—	54,549

Net cash provided by financing activities	5,000,000	6,103,412

Increase in cash and cash equivalents	1,362,121	2,005,023
Cash and cash equivalents-beginning of period	642,902	—

Cash and cash equivalents — end of period	$2,005,023	$2,005,023

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$(1,075,633)	$(1,075,633)
Common stock attributable to reverse merger	$1,735	$1,735
Fair value of land contributed by non-controlling interest	$(11,000,000)	$(11,000,000)
The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(an Exploration Stage Company)
(unaudited)

				Losses
				Accumulated
			Additional	in the	Non-	Total
	Common Stock		Paid-in	Exploration	Controlling	Shareholders’
	Shares	Amount	Capital	Stage	Interest	Equity
Balance at August 5, 2010 (inception)	—	$—	$—	$—	$—	$—
Stock issued	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Stock issued for services	525,000	525	8,475	—	—	9,000
Net loss	—	—	—	(757,329)	—	(757,329)

Balance at December 31, 2010	17,788,638	17,789	46,610	(757,329)	—	(692,930)

Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued for services	1,766,667	1,767	785,401	—	—	787,168
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—

Convertible notes and accrued interest converted into common stock	358,559	358	1,075,275	—	—	1,075,633
Net loss	—	—	—	(17,661,853)	(1,258,787)	(18,920,640)

Balance at June 30, 2011 (unaudited)	21,648,864	$21,649	$1,905,551	$(18,419,182)	$9,741,213	$(6,750,769)

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
American West Potash LLC
AWP commenced operations on January 21, 2011, when the Company and the Karlsson Group (“Karlsson”) executed the Third Amended and Restated Operating Agreement (the “Operating Agreement”). Pursuant to the Operating Agreement, Karlsson transferred to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres in the Holbrook Basin in exchange for a 50% equity interest in AWP. Also pursuant to the terms of the Operating Agreement, the Company has contributed $4,200,000 of cash contributions as of August 9, 2011, and the Company must also invest an additional $6,800,000 within 90 days of delivery of a NI 43-101 compliant mineral resource estimate report (the “Reserve Report”), a technical report issued by third party natural resource experts with respect to the potash reserves on AWP’s acreage. The cash contributions totaling $4,200,000 will be utilized to acquire seismic data, drill core holes and prepare the Reserve Report. The Company also intends to prepare its mineral resource calculation in accordance with the SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On July 27, 2011, AWP entered into a potash sharing agreement and related mineral leases covering 100 private mineral estate sections on approximately 62,000 acres adjacent or in close proximity to the Company’s existing mineral rights covering 50 mineral estate sections in the Holbrook Basin of eastern Arizona. The sharing agreement provides that AWP will pay the mineral estate owners specified dollar amounts during development of AWP’s mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the agreement will continue in perpetuity or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP. The owners of the mineral estates can also terminate the agreement upon specified defaults by AWP, some following cure periods. The mineral estate owners party to the agreement are two Hortenstine family limited partnerships, members of the Spurlock-Lucking family and American General Life Insurance Company. Refer to Note 11 — Subsequent Events for additional information. With this acquisition, AWP controls approximately 93,000 acres, of which approximately 27,000 acres are Arizona State Land Department leases and approximately 66,000 acres are private leases.
The Company is the exclusive operator of the project and will provide the technical resources and mining expertise, which provides it with the authority to manage the exploration, development and production of potash on AWP’s acreage. As the sole operator of AWP, the Company is required to deliver the Reserve Report no later than April 21, 2012. If the Company does not invest into AWP any of the additional $6,800,000 commitment, its ownership interest in AWP will be reduced from 50% to approximately 27%. The Company may elect to make investments in amounts less than those required to maintain the Company’s ownership interest. In such instances, the Company’s ownership percentage will decrease according to the terms of the Operating Agreement, but not below 27%. If the Company does not meet its funding commitments, AWP will be permitted to sell equity to third parties, which could be on terms that are disadvantageous to the Company, and the Company will lose one of its two designated manager positions with AWP.

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
Exploration Stage
The Company is considered an exploration stage enterprise as most of its efforts have been devoted to raising capital and exploring for potash. As of June 30, 2011, none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.

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
Cash and Cash Equivalents
Cash and cash equivalents solely consist of cash balances. As of June 30, 2011, the Company had a cash balance of $2,005,023 and no cash equivalents.
Equipment
Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. The Company’s policy is to capitalize equipment with both a cost greater than $250 and an estimated useful life greater than one year. The Company’s policy is to review equipment for impairment at least annually.
Mineral Properties
Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 9 — Mineral Properties for additional information.
Exploration Expense
Exploration expense includes geological and geophysical work performed on areas that do not yet have proved or probable reserves. These costs are expensed as incurred.
Financial Instruments
Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, warrants, secured convertible notes, and derivative financial instruments. We carry cash and cash equivalents, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.
Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variable (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.
We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements, that contain embedded derivative features, that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are carried as derivative liabilities, at fair value, in our financial statements. Refer to Note 5 — Convertible Notes for additional information.
Income Taxes
The Company accounts for income taxes based on the asset and liability method of accounting for deferred income taxes. The provision for income taxes is based on pretax financial income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. As of June 30, 2011, the Company did not have an income tax liability. The Company believes it does not meet the more likely than not criteria for realizing its deferred tax asset. Therefore, the Company has recorded a full valuation allowance against it.

Loss per Share
Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2011, the six months ended June 30, 2011 and from August 5, 2010 (Inception) to June 30, 2011, basic loss per common share and diluted loss per common share are the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 10 — Loss per Share for additional information.
Stock-Based Compensation
The Company recognizes compensation expense for share-based payments based on the estimated fair value of the awards. The Company records tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) as financing cash inflows in the statement of cash flows.
Warrants
The Company classifies its currently issued and outstanding warrants as liabilities in its financial statements. Refer to Note 8 — Shareholders’ Equity for additional information.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. This guidance requires additional disclosure of transfers of assets and liabilities between Levels 1 and 2 of the fair value hierarchy and disclosure of activities on a gross basis including purchases, sales, issuances, and settlements in the reconciliation of the assets and liabilities measured under Level 3 of the fair value hierarchy. This standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We adopted ASU 2010-06 effective January 1, 2011. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.
Note 3 — Other Current Assets
As of June 30, 2011, the other current assets represent deposits with contractors providing services in our exploration activity and property acquisition costs for the acquisition we closed on July 27, 2011. Refer to Note 11 — Subsequent Events for additional detail.
Note 4 — Accrued Liabilities
Accrued liabilities at June 30, 2011, include:

Accrual of future payment to Dr. Richard Merkin (Refer to Note 5 — Convertible Notes)	$2,000,000
Buffalo Management (Refer to Note 7 — Related Party Transactions)	100,000
Other consultants	50,000
Accrued interest payable	148,494
Accrued vacation payable	32,692
Other	24,654

$2,355,840

Note 5 — Convertible Notes
In connection with the reverse merger, $1,048,863 of the Company’s outstanding convertible notes, which were issued in 2010, and $26,770 of accrued interest, converted into 358,559 shares of common stock on February 11, 2011.

The carrying values of our secured convertible notes consist of the following as of June 30, 2011:

Secured Convertible Notes	June 30, 2011
$2,000,000 face value secured convertible notes due January 24, 2012	$136,259
$500,000 face value secured convertible notes due January 24, 2012	244,155
$2,500,000 face value secured convertible notes due April 24, 2012	72,357

$452,771

$2,000,000 Merkin Secured Convertible Note
On January 24, 2011, we issued a $2,000,000 face value Secured Convertible Note, due January 24, 2012, to Dr. Richard Merkin (the “Merkin Note”) for net proceeds of $2,000,000. The Merkin Note is secured pari passu by all of our assets with our other $4,500,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into a fixed number of 10,538,583 shares of our common stock, subject to adjustment solely for capital reorganization events. The Merkin Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In addition, the holder is entitled to designate one member of our Board of Directors while the Merkin Note is outstanding or the holder owns at least 1,000,000 shares of our common stock. We have concluded that the embedded conversion option is not indexed to our stock because it did not pass the criteria of equity classification. Therefore, the embedded conversion option is subject to classification in our financial statements in liabilities at fair value both at inception and subsequently.
Concurrent with the issuance of the Merkin Note, we entered into an agreement with the Dr. Merkin that provides for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $15,000,000, following conversion of the Merkin Note, if ever, without expiration. The fixed monetary amount is settled solely by our issuance of additional shares of our common stock. The number of shares necessary to settle this contingent obligation is dependent upon future values of our common stock at times the holder chooses to sell converted shares, if the holder in fact converts. Thus the number of shares necessary to settle is not determinable. We have concluded that this arrangement is an embedded financial instrument subject to bifurcation and classification in our financial statements in liabilities at fair value both at inception and subsequently.
On April 20, 2011, we entered into an amendment with Dr. Richard Merkin. The Amendment added an automatic conversion feature in which the Merkin Note and all accrued interest converts automatically into 10,538,583 shares of our common stock upon our completion of a Qualified Financing (defined as the Company’s sale of securities in a transaction or series of transactions of at least $10,000,000). Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the completion of a Qualified Financing. We analyzed the modification under applicable accounting standards. We determined that extinguishment accounting was applicable because the change in cash flows as a result of the amendment was substantial because it was greater than ten percent (10%). As a result of the modification, we recorded a loss on debt extinguishment of $2,000,000 with the offsetting charge to accrued liabilities for the future payment of $2,000,000 to Dr. Merkin.
$500,000 COR Secured Convertible Note
On March 11, 2011, we issued a $500,000 face value Secured Convertible Note, due January 24, 2012, to COR Capital, LLC (the “COR Note”) for net proceeds of $500,000. The COR Note is secured pari passu by all of our assets with our other $6,000,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $3.60. The COR Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. We have concluded that the embedded conversion option is not indexed to our stock due to the down-round protection features afforded to the holder. Therefore, the embedded conversion option is subject to classification in our financial statement in liabilities at fair value both at inception and subsequently.
Concurrent with the issuance of the COR Note, we entered into an agreement with the holder that provides for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $600,000, following conversion of the COR Note, if ever, without expiration. The fixed monetary amount is settled solely by our issuance of additional shares of our common stock. The number of shares necessary to settle this contingent obligation is dependent upon future values of our common stock at times the holder chooses to sell converted shares, if the holder in fact converts, and is, therefore, not determinable. We have concluded that this arrangement is an embedded financial instrument subject to bifurcation and classification in our financial statements in liabilities at fair value both at inception and subsequently.

On April 20, 2011, we entered into a waiver agreement with COR Capital, LLC. As consideration for consenting to the amendment to the Merkin Note, we issued to COR Capital LLC a warrant to purchase up to $200,000 of the our common stock. The warrant’s purchase price per share is equal to the conversion price per share of the COR Note. The COR warrant expires on April 20, 2012. We analyzed the modification under applicable accounting standards. We determined that extinguishment accounting was not applicable because the change in cash flows as a result of the amendment was not substantial. We have concluded that the warrants issued as consideration for the waiver did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that this warrant requires classification in our financial statements in liabilities at fair value both at inception and subsequently.
$2,500,000 Hexagon Secured Convertible Note
On April 25, 2011, we issued a $2,500,000 face value Secured Convertible Note, due April 24, 2012, to Hexagon Investments, LLC (the “Hexagon Note”) for net proceeds of $2,500,000. The Hexagon Note is secured pari passu by all of our assets with our other $4,000,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. However, the principal amount, plus accrued interest, may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events. Additionally, if we enter into a Qualified Financing prior to the maturity date, the note will automatically convert into shares of our common stock at a conversion price of the lesser of $3.00 or 80% of the per share price of the Qualified Financing if that Qualified Financing is less than $3.60 per share. The Hexagon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. We have concluded that the embedded conversion option is not indexed to our stock because it did not meet the criteria for equity classification. Therefore, the embedded conversion option is subject to classification in our financial statements in liabilities at fair value both at inception and subsequently.
In connection with the issuance of the Hexagon Note, we issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013, for a market value as of the exercise date of up to $2,000,000 of shares at an exercise price per share equal to the conversion price per share of the Hexagon Note. The second warrant is exercisable until April 25, 2014, for up to $7,500,000 of shares at the same exercise price per share. We have concluded that these warrants did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants require classification in our financial statements in liabilities at fair value both at inception and subsequently.
Accounting for the Merkin, COR and Hexagon Secured Convertible Notes
We have evaluated the terms and conditions of the Merkin, COR and Hexagon secured convertible notes. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection feature of the COR Note, automatic conversion provision of the Hexagon Note and the make whole provisions of the Merkin Note, COR Note, and Hexagon Note) were also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, our evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.
The following table reports the allocation of the purchase on the financing dates:

	Merkin Note:	COR Note:	Hexagon Note
	$2,000,000 Face	$500,000 Face	$2,500,000 Face
Secured Convertible Notes	Value	Value	Value
Proceeds	$(2,000,000)	$(500,000)	$(2,500,000)
Compound embedded derivative	10,068,182	332,539	459,989
Warrant derivative liability	—	—	3,954,333
Day-one derivative loss	(8,068,182)	—	(1,914,322)

Carrying value	$—	$167,461	$—

The carrying value of the secured convertible notes at December 31, 2010 was $0 and the carrying value at June 30, 2011 was $452,771.
Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $285,310 during the period from August 5, 2010 (Inception) to June 30, 2011.

Note 6 — Derivative Financial Instruments
Derivative Liabilities
The carrying value of the Compound Embedded Derivative and Warrant Derivative Liabilities are on the balance sheet, with changes in the carrying value being recorded as Derivative Gains (Losses) on the income statement. The components of the compound embedded derivative and warrant derivative liabilities as of June 30, 2011, are:

Our financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,000,000 face value secured convertible notes due January 24, 2012	10,538,583	$13,257,537
$500,000 face value secured convertible notes due January 24, 2012	800,654	111,291
$2,500,000 face value secured convertible notes due April 24, 2012	1,037,581	149,412

Warrant derivative liabilities:
Hexagon Warrant 1	666,667	400,000
Hexagon Warrant 2	2,500,000	2,157,500
COR Warrant	66,667	16,733
Buffalo Warrant	1,813,539	1,117,140

	17,423,691	$17,209,613

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three and six months ended June 30, 2011:

	Three Months	Six Months
Our financings giving rise to derivative	Ended	Ended
financial instruments and the income effects:	June 30, 2011	June 30, 2011
Compound embedded derivatives:
$2,000,000 face value secured convertible notes due January 24, 2012	$3,604,196	$(3,189,355)
$500,000 face value secured convertible notes due January 24, 2012	315,062	221,248
$2,500,000 face value secured convertible notes due April 24, 2012	310,577	310,577

	4,229,835	(2,657,530)
Day-one derivative loss:
$2,000,000 face value secured convertible notes	—	(8,068,182)
$2,500,000 face value secured convertible notes	(1,914,322)	(1,914,322)

Warrant derivative liabilities:
Hexagon Warrant 1	259,333	259,333
Hexagon Warrant 2	1,137,500	1,137,500
COR Warrant	25,867	25,867
Buffalo Warrant	(1,117,140)	(1,117,140)

Total derivative gain (loss)	$2,621,073	$(12,334,474)

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
We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measure all our derivative financial instruments that are required to be measured at fair value on a recurring basis as of June 30, 2011, at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	June 30, 2011
	Fair Value Measurements Using:
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable	Assets
	Markets	Inputs	Inputs	(Liabilities)
	(Level 1)	(Level 2)	(Level 3)	at Fair Value
Compound embedded derivative	$—	$—	$(13,518,240)	$(13,518,240)
Derivative warrant liability	—	—	(3,691,373)	(3,691,373)

Total	$—	$—	$(17,209,613)	$(17,209,613)

We combined the features embedded in the secured convertible notes into one compound embedded derivative that we fair valued using the income valuation technique using the Monte Carlo valuation model. We believe the Monte Carlo model is the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of June 30, 2011:

	Merkin Note:	COR Note:	Hexagon Note:
Our financings giving rise to	$2,000,000 Face	$500,000 Face	$2,500,000 Face
derivative financial instruments	Value	Value	Value
Conversion price	$0.19	$3.00	$3.00
Equivalent volatility	92.15%	92.15%	102.35%
Equivalent term (years)	0.413	0.569	0.816
Equivalent credit-risk adjusted yield	20.88%	20.88%	20.88%
Equivalent interest risk adjusted rate	8.49%	8.49%	9.20%
We valued the warrants using a binomial-lattice-based valuation model. We utilized the lattice-based valuation technique because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the assumptions used in calculating the market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of June 30, 2011:

	Hexagon	Hexagon	COR	Buffalo
	Warrant 1	Warrant 2	Warrant	Warrant
Warrants to purchase common stock:
Strike price	$3.00	$3.00	$3.00	$3.75
Equivalent volatility	111.02%	118.01%	102.36%	140.20%
Term (years)	1.82	2.82	0.81	4.98
Equivalent risk-free rate	0. 17%	0.21%	0.07%	0.83%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Instruments
	2011	2010
Balance as of January 1	$—	$—
Total gains or losses (realized or unrealized):
Included in earnings	(2,351,970)	—
Warrant issuances	(3,996,933)	—
Debenture issuances	(10,860,710)	—

Balance as of June 30, 2011	$(17,209,613)	$—

Note 7 — Related Party Transactions
Buffalo Management LLC
Pursuant to the Company’s management services agreement with Buffalo Management LLC (“Buffalo”), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month, (ii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company’s audited financial statements each year, (iii) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value, and (iv) an advisory fee equal to $650,000 with respect to the consummation of a transaction in which the Company merges with or becomes a wholly-owned subsidiary of a publicly traded company. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company’s common stock valued at the market price (as defined in the management services agreement) of the Company’s common stock on the day such fee is payable to Buffalo. The Company will also reimburse Buffalo for office expenses of $5,000 per month. Buffalo also received a warrant to purchase up to 5% of the Company’s outstanding shares on a fully-diluted basis promptly following the first day on which the Company’s market capitalization for each trading day in a period of 30 consecutive days exceeds $50 million. The exercise price per share of the warrant is the average market price per share for the ten trading days immediately preceding the issuance date. On January 7, 2011, the Company and Buffalo reached an agreement whereby Buffalo received 1,516,667 shares of the Company’s common stock, with an estimated fair value of $288,167, in lieu of cash for amounts due for management fees, office expenses and advisory fees. As of June 30, 2011, the Company has accrued $100,000 in professional and general and administrative expenses related to Buffalo. The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of the warrant.
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
Related Party Receivables from AWP
The Company paid certain expenses in 2010 and the first half of 2011 on behalf of AWP. As a result of the consolidation of financial statements, related party receivables are eliminated upon consolidation.

Note 8 — Shareholders’ Equity
Stock-Based Compensation
The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received stock-based compensation of 1,500,000 shares of common stock on August 17, 2010, which vests over a two-year period. 500,000 of Mr. Avery’s shares vested on August 17, 2010, 250,000 shares vested on December 1, 2010, 500,000 shares will vest on August 17, 2011 and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company’s Chief Financial Officer, received stock-based compensation of 500,000 shares of common stock on September 1, 2010, which vests on a two-year schedule. 100,000 of Mr. Bloomfield’s shares vested on September 1, 2010, his first day of employment with the Company, 200,000 shares will vest on September 1, 2011 and 200,000 shares will vest on September 1, 2012. The stock grants were deemed to have a nominal value and were valued at a par value of $0.001 per share and are expensed as the stock is issued and vested. The Company determined that the stock had a nominal value because the Company had nominal assets and had not begun commercial operations as of the date of the grants. The Company did not record any stock based compensation in the first quarter of 2011. Total compensation for non-vested awards was $456 as of June 30, 2011. The Company has also made stock grants totaling 1,425,000 shares to its directors, excluding shares issued to Mr. Avery.
Common Stock Purchase Warrants
The Company has issued a warrant to Buffalo to purchase a number of shares of common stock equal to 5% of the Company’s issued outstanding shares of common stock on a fully-diluted basis on the exercise date at an exercise price per share to be determined based on the average market price of the common stock during a specified period. The warrants will become exercisable following the first day on which the Company’s market capitalization for each trading day in a period of 30 consecutive days exceeds $50,000,000 based on the market price of the common stock determined in accordance with the terms of the warrant. On June 21, 2011, the warrants became exercisable. The warrant terms were evaluated and we have concluded that they did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants require classification in our financial statements in liabilities.
Refer to Note 6 — Derivative Financial Instruments, for additional information on the Buffalo warrant and our other common stock purchase warrants.
Common Stock
The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2011, there were 21,648,864 shares of common stock issued and outstanding.
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
On April 21, 2011, the Company authorized the issuance of 150,000 shares of common stock to Marc Holtzman in consideration for serving as a director of the Company.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2011, no shares of preferred stock have been issued.
Non-Controlling Interest
The Company included Karlsson’s initial $11,000,000 contribution of property to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, Karlsson earned its 50% interest in AWP. While the Company has earned its 50% interest in AWP through its contributions both during and subsequent to this quarter, it will need to contribute an additional $6,800,000 to maintain this interest. As such, the Company did not reduce Karlsson’s non-controlling interest by any amount for the Company’s interest in the contributed property due to the further obligation of contributed capital to maintain the Company’s 50% interest.

Note 9 — Mineral Properties
The following table summarizes the book value of the Company’s mineral properties and changes during the period:

	June 30, 2011	December 31, 2010
Balance, beginning of year	$—	$—
Additions	11,057,500	—

Balance, end of period	$11,057,500	$—
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
Note 10 — Loss per Share
The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

			Cumulative from Inception-
	Three months ended	Six months ended	August 5, 2010-
	June 30, 2011	June 30, 2011	June 30, 2011
Net loss attributable to Prospect Global Resources Inc.	$(1,585,103)	$(17,661,853)	$(18,419,182)
Weighted average number of common shares outstanding — basic	21,615,897	21,017,588	18,484,320
Dilution effect of restricted stock and warrants	—	—	—

Weighted average number of common shares outstanding — fully diluted	21,615,897	21,017,588	18,484,320

Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(0.07)	$(0.84)	$(1.00)

The Company has issued warrants to purchase shares of common stock, as discussed in Note 5 — Convertible Notes, Note 8 — Shareholders’ Equity and Note 11 — Subsequent Events. The Company issued secured convertible notes which contain embedded derivatives to receive additional shares of common stock, as further discussed in Note 6 — Derivative Financial Instruments. As of June 30, 2011, the derivative liabilities of the warrants and convertible notes could represent an additional 16,362,043 shares of common stock.
Note 11 — Subsequent Events
On July 5, 2011, we entered into an Investor Relations Consulting Agreement (the “Consulting Agreement”) with COR Advisors LLC (“COR”), pursuant to which COR will provide to us investor relations services. The compensation paid to COR under the Consulting Agreement is 300,000 shares of our common stock. 100,000 shares were fully vested upon execution of the Consulting Agreement, 100,000 shares will be fully vested six months after the execution of the Consulting Agreement, and 100,000 shares will fully vest on the one year anniversary of the execution of the Consulting Agreement.
On July 5, 2011, we entered a Fee Agreement with Brownstein Hyatt Farber Schreck LLP (“BHFS”), pursuant to which BHFS will provide government relations services to us. As compensation under the Fee Agreement, we will issue 100,000 fully vested shares of our common stock to BHFS. Additionally, BHFS will purchase 200,000 shares of our common stock by issuing a promissory note (the “BHFS Note”) to us in the amount of $750,000 (representing the fair market value of the stock on the purchase date). The BHFS Note bears interest at the short term applicable federal rate and matures in one year. The BHFS Note is secured by the common stock purchased, and 20% of the outstanding principal balance constitutes a recourse obligation. If BHFS is not representing us on August 15, 2011, we have the right to acquire 200,000 shares by cancellation of the BHFS Note. If BHFS represents us on August 15, 2011, but is not representing us as of February 3, 2012, we have the right to acquire 100,000 shares for $375,000. If BHFS is representing us on August 15, 2011, the principal amount of the BHFS Note will be reduced by $375,000. If BHFS is representing us on February 3, 2012, the principal amount of the BHFS Note will be reduced by $375,000.

On July 27, 2011 the Company’s 50% owned subsidiary, American West Potash LLC, entered into a potash sharing agreement and related mineral leases covering 100 private mineral estate sections on approximately 62,000 acres adjacent or in close proximity to the Company’s existing mineral rights covering 50 mineral estate sections in the Holbrook Basin of eastern Arizona. The sharing agreement provides that American West Potash will pay the mineral estate owners specified dollar amounts during development of American West Potash’s mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the agreement will continue in perpetuity or until the earliest of cessation of operations by American West Potash for 180 consecutive days or abandonment of the potash mining operation by American West Potash. The owners of the mineral estates can also terminate the agreement upon specified defaults by American West Potash, some following cure periods. The mineral estate owners party to the agreement are two Hortenstine family limited partnerships, members of the Spurlock-Lucking family and American General Life Insurance Company.
On August 3, 2011 the Company issued a $1,500,000 convertible secured note due August 3, 2012 to Avalon Portfolio, LLC (the “Avalon Note”) which accrues interest at 10% per annum. The Avalon Note is secured pari passu by all of our assets with our other $5,000,000 of outstanding convertible notes. The principal amount plus accrued interest on the Avalon Note may convert at Avalon’s option at any time during the term into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events. The principal amount plus accrued interest will automatically convert into shares of our common stock at $3.00 per share upon completion by us of the issuance of at least $10,000,000 of securities; provided, that if such issuance of securities occurs at a per share purchase price of less than $3.60, additional shares will be issued upon conversion such that the total shares received by the holder upon conversion equals the aggregate principal amount (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the securities issuance (Z). For clarity, the total shares received by the holder shall be equal to (X + Y)÷(0.8 * Z).
We also issued Avalon warrants exercisable until February 3, 2014 to purchase up to $5,700,000 of shares at a purchase price per share equal to the conversion price per share of the Avalon Note.
In connection with issuance of the convertible notes we granted piggy-back registration rights to Avalon for the shares issuable upon conversion of the note and exercise of the warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of the consolidated operating results and financial condition of the Company for the six months ended June 30, 2011 should be read in conjunction with the unaudited consolidated financial statements and notes included herewith and the audited financial statements of the Company for the year ended December 31, 2010, and the related notes included in Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2011, which have been prepared in accordance with GAAP. All amounts stated herein are in U.S. dollars.
Plan of Operation
We are an exploration stage company engaged in the mining of potash in the Holbrook Basin of eastern Arizona. We believe that potash exhibits long term global demand strength and limited supply. Instead of relying on the traditional supply push of manufacturing whereby manufacturers push large quantities of standardized commodities into the market, we plan to capitalize on the growing demand of potash in both developed and emerging markets. We seek to acquire properties, companies or interests in companies that have a reserve base, but require a resource boost, in the form of technical expertise and capital investment.
We operate the Holbrook Basin potash exploration acreage through our 50% ownership in AWP, which is described under Note 1 — Organization and Business Operations to the Consolidated Financial Statements. We plan to prove up the resource potential through the acquisition of approximately 60 miles of 2D seismic data and the drilling and coring of 10 to 14 holes. As of August 9, 2011, we have acquired and interpreted approximately 50 miles of 2D seismic data and drilled and cored 8 wells. We have contracted North Rim Exploration Ltd, a leading third party geologic engineering firm, to supervise this field activity, analyze the results and prepare the Reserve Report, which we anticipate receiving during the second half of 2011. Assuming a favorable Reserve Report which details an economically viable resource, we plan to begin the environmental and permitting process, preliminary mine design and preliminary feasibility study, which we estimate may take six to 12 months to complete. In addition to the seismic and drilling efforts, we frequently meet with the Arizona State Land Department (“ASLD”), the state agency which manages the Arizona State Trust lands and natural resources on which some of AWP’s acreage is located to enhance value and optimize economic return for the State Trust beneficiaries. Discussions with the ASLD include but are not limited to the Company’s plan of exploration, the viability of a potash mine in the Holbrook Basin, the economic benefits of a potash mine, updates on field activity, and future sales of state leases and permits.

Results of Operations
As a result of the reverse merger, the historical financial statements of the Company before the merger, under its former name Triangle Castings, Inc., were and will be replaced with the historical financial statements of Old Prospect Global in this and all future filings with the SEC. Old Prospect Global was incorporated on August 5, 2010 (“Inception”) and consequently does not have comparable results for the period ended June 30, 2010.
Revenue
For the three months ended, six months ended and from Inception to June 30, 2011, the Company had no revenue.
Exploration Expense
For the three months ended June 30, 2011, exploration expense was approximately $1,678,000, of which $57,000 was attributable to seismic, $1,585,000 was attributable to drilling and $36,000 was attributable to permitting and environmental. For both the six months ended and from Inception to June 30, 2011, exploration expense was $2,324,000, of which $556,000 was attributable to seismic, $1,633,000 was attributable to drilling and $135,000 was attributable to permitting and environmental.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2011 was $1,062,000, of which $727,000 related to salaries and benefits, stock compensation, management fees and board compensation, $290,000 related to legal, accounting and insurance, and $45,000 related to office, travel and other. For the six months ended June 30, 2011, general and administrative expense was $1,806,000, of which $1,092,000 related to salaries and benefits, stock compensation, management fees and board compensation, $637,000 related to legal, accounting and insurance, and $77,000 related to office, travel and other. From inception to June 30, 2011, general and administrative expense was $2,549,000, of which $1,560,000 related to salaries and benefits, stock compensation, management fees and board compensation, $878,000 related to legal, accounting and insurance, and $111,000 related to office, travel and other.
Derivative gain and (losses)
Derivative gain and (losses) for the three months ended, six months ended and from inception to June 30, 2011, were $2,621,000, $(12,334,000) and $(12,334,000), respectively. The derivative gain and (losses) represent the change in fair value of the compound embedded derivatives of the Company’s convertible notes and the change in fair value of the warrants. It also includes the day-one derivative loss of the convertible notes which occurs when the fair value of the derivative instruments exceed the financing proceeds. The derivative expense of the convertible notes is calculated using a Monte Carlo valuation model; the derivative expense of the warrants is calculated using a binomial-lattice-based valuation model. Since the Company’s stock is thinly traded, both models calculate a volatility and price per share based on a representative peer group. To the extent those stocks are more or less volatile from quarter to quarter, the Company’s liability will change.
Loss on Debt Extinguishment
We incurred a $2,000,000 loss on debt extinguishment for the three months ended, six months ended and from inception to June 30, 2011. This loss is addressed in the discussion of the Merkin Notes in Note 5 — Convertible Notes of the accompanying financial statements. The Merkin Notes are discussed further in Liquidity and Capital Resources below.
Interest Expense
Interest expense for the three months ended June 30, 2011, was approximately $350,000, of which $109,000 represented accrued interest of the convertible secured notes and $241,000 represented the amortization of the note discount and financing costs. Interest expense for the six months ended June 30, 2011, was approximately $456,000, of which $161,000 represented accrued interest of the convertible secured notes and $295,000 represented the amortization of the note discount and financing costs. Interest expense from Inception to June 30, 2011 was approximately $470,000, of which $175,000 represented accrued interest of the convertible secured notes and $295,000 represented the amortization of the note discount and financing costs.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources
As of June 30, 2011, the Company had approximately $2,005,000 in cash. Management intends to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments. Within 90 days of receipt of the Reserve Report, which we anticipate occurring during the second half of 2011, we need to raise and contribute $6,800,000 to AWP. We also need to raise additional money to fund our general corporate expenses.
Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues. While we believe in the viability of our business plan and our ability to raise additional funds, there can be no assurances to that effect. We anticipate that due to the nature of exploration projects, that we may incur operating losses in the foreseeable future. The development and construction stages of a mining project may last multiple years during which period the Company would not generate revenues while investing considerable amounts of capital to establish production. Assuming a favorable Reserve Report which details an economically viable resource capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project, Management believes that it will be able to raise funds through a combination of (but not limited to) equity offerings, debt offerings, joint ventures, or off-take agreements.
The following table summarizes our cash flows for the periods indicated:

		Cumulative from Inception-
	Six months ended	August 5, 2010-
	June 30, 2011	June 30, 2011
Net cash used in operating activities	$(3,571,000)	$(4,027,000)
Net cash used in investing activities	(67,000)	(71,000)
Net cash provided by financing activities	5,000,000	6,103,000

Increase in cash and cash equivalents	$1,362,000	$2,005,000
The cash used in operating activities is due to the commencement of exploration activity during the first quarter of 2011 in the Holbrook Basin and general and administrative expense. The net cash used in investing activities predominantly pertains to the Company’s exercising of certain options to obtain exploration permits and mineral rights in the Holbrook Basin. The net cash provided by financing activities predominantly relates to the issuances of convertible notes since Inception.
As of June 30, 2011, we had three outstanding convertible secured promissory notes aggregating $5,000,000 which are secured by all of our assets. On January 24, 2011, the Company issued a convertible secured promissory note in the principal amount of $2,000,000 to Dr. Richard Merkin. The outstanding principal amount accrues interest at 10% per annum. The unpaid principal amount together with accrued and unpaid interest thereon is due and payable in full on, January 24, 2012. The principal and accrued interest may be converted at the option of the holder at any time during the term into a fixed number of 10,538,583 shares of our common stock, subject to adjustment for stock splits, recapitalizations or similar events. We granted Dr. Merkin the right to participate in any subsequent equity securities offerings in an amount that would prevent him from being diluted by the offerings. Following conversion of the Merkin Note into shares of our common stock and until Dr. Merkin has received gross proceeds of at least $15,000,000 from the sale of shares of common stock received upon conversion of the Merkin Note, each time Dr. Merkin in good faith sells such shares of our common stock to a non-affiliate for gross proceeds of less than $3.00 per share, we will promptly issue to Dr. Merkin a number of additional shares of our common stock according to the following formula: {[(N x $3.00) — P] / T} — (N — S) where N equals the number of shares of common shares held by Dr. Merkin pre-sale; P equals the gross proceeds realized from the sale; S equals the number of shares of our common stock sold; and T equals the per share sale price. Dr. Merkin must approve any additional debt or equity issuances by us, any material transaction we enter into, any change in our current business or the sale of the Company.
On April 20, 2011 and in connection with the Hexagon financing, as further described below, we agreed with Dr. Merkin to modify the terms of the Merkin Note. The Merkin Note and all accrued interest will now convert automatically into 10,538,583 shares of our common stock upon completion by us of the issuance of at least $10,000,000 of securities. Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the Merkin Note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the closing of an issuance of securities by us of at least $10,000,000.
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

As consideration for consenting to the amendment to the Merkin Note we issued to COR a warrant to purchase up to $200,000 of our common stock at a purchase price per share equal to the conversion price per share of the COR Note. The COR warrant expires on April 20, 2012.
On April 25, 2011 the Company issued a $2,500,000 convertible secured note due April 24, 2012 to Hexagon Investments, Inc. (“Hexagon”), which accrues interest at 10% per annum. The principal amount plus accrued interest shall convert automatically upon completion by us of the issuance of at least $10,000,000 of securities on or before April 24, 2012. To the extent that a qualified financing occurs at a per share purchase price of less than $3.60, then Hexagon shall receive additional shares of common stock such that the total shares received by Hexagon upon conversion equals the principal amount of the Hexagon Note (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the qualified financing (Z). If the qualified financing occurs in a series of transactions, then (Z) shall be equal to the most favorable terms offered to any other investor in that series of transactions. The Hexagon Note may also be converted at Hexagon’s option at any time prior to a qualified financing or the maturity date into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events.
We also issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to $2,000,000 of shares of our common stock at a purchase price per share equal to the conversion price per share of the Hexagon Note. The second warrant is exercisable until April 25, 2014 for up to $7,500,000 of shares of our common stock at the same purchase price.
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
On August 3, 2011 the Company issued a $1,500,000 convertible secured note due August 3, 2012 to Avalon Portfolio, LLC (the “Avalon Note”), which accrues interest at 10% per annum. The principal amount plus accrued interest shall convert automatically upon completion by us of the issuance of at least $10,000,000 of securities on or before August 3, 2012. To the extent that a qualified financing occurs at a per share purchase price of less than $3.60, then Avalon shall receive additional shares of common stock such that the total shares received by Avalon upon conversion equals the principal amount of the Avalon Note (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the qualified financing (Z). If the qualified financing occurs in a series of transactions, then (Z) shall be equal to the most favorable terms offered to any other investor in that series of transactions. The Avalon Note may also be converted at Avalon’s option at any time prior to a qualified financing or the maturity date into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events.
We also issued to Avalon a warrant to purchase our common stock. The warrant is exercisable until February 3, 2014 for up to $5,700,000 of shares of our common stock at a purchase price per share equal to the conversion price per share of the Avalon Note.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is included in Note 2 — Summary of Significant Accounting Principles. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Holbrook Basin in Arizona, as well as statements regarding intended value creation; our opinion about future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties, companies or interests in companies with a potash reserve base; our plan to prove up reserves by acquiring seismic data and drilling and coring test holes; our expectation of receiving a Reserve Report in the second half of 2011, which we anticipate may report economically viable potash reserves; our plan to begin the environmental and permitting process, preliminary mine design and preliminary feasibility study, which we estimate may take six to twelve months to complete; our plan of exploration; the viability of a potash mine in the Holbrook Basin; the economic benefits of a potash mine; future sales of state leases and permits; our intention to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments; our anticipation of raising and contributing $6,800,000 to AWP and raising additional money to fund our general corporate expenses; our ability to further implement our business plan and generate revenue; our anticipation of investing considerable amounts of capital to establish production from our mining project; our anticipation of our ability to generate reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.
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

•	our inability to insure against operating risks;
•	the market price of potash and products based on potash;
•	conditions in the agricultural industry;

•	government regulation;
•	global supply of and demand for potash and potash products;
•	the cyclicality of the crop nutrient markets;
•	global economic conditions;
•	the lack of an active public market for shares of our common stock;
•	the potential volatility of the market price and trading volume of our shares of common stock;
•	the dilutive effect of future issuances of shares of common stock;
•	the effects on the market price of our common stock of future issuances of shares of our common stock;

•	costs associated with being an operating public company;
•	our common stock being a “penny stock;”
•	our failure to list our common stock on any national securities system or exchange; and
•	the failure of securities analysts to initiate coverage of our shares or their issuance of negative reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011.
Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information about the Company’s sale of unregistered equity securities during the quarterly period ended June 30, 2011 has been previously reported in the Company’s Current Report on Form 8-K filed on February 11, 2011, Current Report on Form 8-K filed on March 17, 2011, Current Report on Form 8-K/A filed on March 31, 2011, Quarterly Report on Form 10-Q filed on May 12, 2011, Current Report on Form 8-K filed on July 8, 2011 and Current Report on Form 8-K filed on August 5, 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROSPECT GLOBAL RESOURCES INC. (Registrant)
Dated: August 11, 2011	By:	/s/ Patrick L. Avery
Patrick L. Avery,
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jonathan Bloomfield
Jonathan Bloomfield,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer