Form 10-Q
period 2011-09-30
PROSPECT GLOBAL RESOURCES INC.
filed 2011-11-14
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-54438

PROSPECT GLOBAL RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	26-3024783 (IRS Employer Identification No.)

600 17th Street, Suite 2800 South
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
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
As of November 11, 2011, the number of outstanding shares of the registrant’s common stock was 22,639,725.

PROSPECT GLOBAL RESOURCES INC.
FORM 10-Q
For the Quarter Ended September 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(an Exploration Stage Company)

	September 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
Current assets
Cash and cash equivalents	$1,646,555	$642,902
Accounts receivable	433	—
Related party receivable	—	27,849
Related party credit facility	—	77,616
Prepaid expense	272,728	—
Deposits	285,000	—
Other current assets	53,512	7,899

Total current assets	2,258,228	756,266

Long term assets
Mineral properties	11,334,112	—
Equipment, net	11,615	4,542

Total long term assets	11,345,727	4,542

Total assets	$13,603,955	$760,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$270,711
Accrued liabilities	3,112,955	134,164
Derivative warrant liabilities	18,962,226	—
Compound embedded derivative	42,120,193	—
Convertible notes, net of unamortized discount	1,026,076	1,048,863

Total current liabilities	65,221,450	1,453,738

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 22,598,864 and 17,788,638 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	22,599	17,789
Additional paid-in capital	3,103,824	46,610
Losses accumulated in the exploration stage	(63,070,487)	(757,329)

Total shareholders’ equity — Prospect Global Resources Inc.	(59,944,064)	(692,930)

Non-controlling interest	8,326,569	—

Total shareholders’ equity	(51,617,495)	(692,930)

Total liabilities and shareholders’ equity	$13,603,955	$760,808

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(an Exploration Stage Company)
(unaudited)

			Cumulative from
	For the Quarter	For the Nine	Inception -
	Ended	Months Ended	August 5, 2010 -
	September 30, 2011	September 30, 2011	September 30, 2011
Expenses:
Exploration expense	$2,744,445	$5,068,113	$5,068,113
General and administrative	1,707,344	3,513,661	4,256,715

Total expenses	4,451,789	8,581,774	9,324,828

Loss from operations	(4,451,789)	(8,581,774)	(9,324,828)

Other expense:
Derivative losses	(40,872,806)	(53,207,280)	(53,207,280)
Loss on debt extinguishment	—	(2,000,000)	(2,000,000)
Interest, net	(741,354)	(1,197,535)	(1,211,810)

Total other expense	(41,614,160)	(56,404,815)	(56,419,090)

Income tax expense	—	—	—

Net loss	(46,065,949)	(64,986,589)	(65,743,918)

Net loss attributable to non-controlling interest	1,414,644	2,673,431	2,673,431

Net loss attributable to Prospect Global Resources Inc.	$(44,651,305)	$(62,313,158)	$(63,070,487)

Earnings per share
Basic and diluted
Loss per share	$(2.01)	$(2.91)	$(3.26)
Weighted average number of shares outstanding	22,264,625	21,437,835	19,330,520
The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(an Exploration Stage Company)
(unaudited)

		Cumulative from
	For the Nine	Inception
	Months Ended	August 5, 2010-
	September 30, 2011	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(64,986,589)	$(65,743,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for in stock	1,713,663	1,722,663
Derivative expense	53,207,280	53,207,280
Loss on debt extinguishment	2,000,000	2,000,000
Amortization of debt discount	858,613	858,613
Amortization of deferred financing costs	24,978	24,978
Depreciation	1,915	1,915
Changes in assets and liabilities:
Related party receivable	27,416	(433)
Related party credit facility	77,616	—
Other current assets	(312,986)	(319,802)
Accounts payable	(270,711)	6
Accrued liabilities	1,005,558	1,139,722

Net cash used in operating activities	(6,653,247)	(7,108,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	(334,112)	(334,112)
Acquisition of equipment	(8,988)	(13,769)

Net cash used in investing activities	(343,100)	(347,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	8,000,000	9,048,863
Cash proceeds from common stock issued	—	54,549

Net cash provided by financing activities	8,000,000	9,103,412

Increase in cash and cash equivalents	1,003,653	1,646,555
Cash and cash equivalents — beginning of period	642,902	—

Cash and cash equivalents — end of period	$1,646,555	$1,646,555

Cash paid for interest	$0	$0

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$(1,075,633)	$(1,075,633)
Common stock attributable to reverse merger	$1,735	$1,735
Fair value of land contributed by non-controlling interest	$(11,000,000)	$(11,000,000)
Note receivable in exchange for shares of common stock	$(750,000)	$(750,000)
Warrants issued and recorded as deferred financing costs	$(42,600)	$(42,600)
The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(an Exploration Stage Company)
(unaudited)

				Loss
			Additional	Accumulated in	Non-	Total
	Common Stock		Paid-in	the Exploration	Controlling	Shareholders’
	Shares	Amount	Capital	Stage	Interest	Equity
Balance at August 5, 2010 (inception)	—	$—	$—	$—	$—	$—
Stock issued	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Stock issued for services	525,000	525	8,475	—	—	9,000
Net loss	—	—	—	(757,329)	—	(757,329)

Balance at December 31, 2010	17,788,638	17,789	46,610	(757,329)	—	(692,930)
Contributions	—	—	—	—	11,000,000	11,000,000
Stock-based compensation	700,000	700	244	—	—	944
Stock issued for services	2,016,667	2,017	1,983,430	—	—	1,985,447
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	358	1,075,275	—	—	1,075,633
Net loss	—	—	—	(62,313,158)	(2,673,431)	(64,986,589)

Balance at September 30, 2011 (unaudited)	22,598,864	$22,599	$3,103,824	$(63,070,487)	$8,326,569	$(51,617,495)

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.
Notes to Consolidated Financial Statements
(an Exploration Stage Company)
(unaudited)
Note 1 — Organization and Business Operations
Introduction
Prospect Global Resources Inc., a Nevada corporation, (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is an exploration stage company engaged in the exploration and mining of potash in the Holbrook Basin of eastern Arizona. On February 11, 2011, the Company completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation incorporated on August 5, 2010 (“Old Prospect Global”), as further described below. The Company conducts its operations through its wholly-owned subsidiary Old Prospect Global, which owns a 50% operated interest in American West Potash LLC, a Delaware limited liability company (“AWP”), as further described below. All references to “Triangle” in these Notes to Consolidated Financial Statements refer to the Company prior to the merger, at which time its name was Triangle Castings, Inc.
American West Potash LLC
AWP commenced operations on January 21, 2011, the date on which the Company and The Karlsson Group (“Karlsson”) executed the Third Amended and Restated Operating Agreement (the “Operating Agreement”). Pursuant to the Operating Agreement, Karlsson transferred to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres in the Holbrook Basin in exchange for a 50% equity interest in AWP. Under the terms of the Operating Agreement, the Company has until 90 days following the delivery of a NI 43-101 compliant mineral resource estimate report (as further described below) to invest a total of $11,000,000 in AWP in order for it to maintain its full 50% equity interest in AWP. This report was delivered on October 17, 2011. As of November 11, 2011, the Company had paid $5,949,743 toward its $11,000,000 commitment.
If the Company does not invested the full $11,000,000 in AWP by January 13, 2012 (within 90 days after the NI 43-101 delivery date), its ownership interest in AWP will be reduced in accordance to the terms of the Operating Agreement but not below 35% based on amounts invested through November 11, 2011. Further, should the Company not meet its funding commitments, AWP will be permitted to sell equity to third parties, which could be on terms that are disadvantageous to the Company, and the Company could lose one of its two designated manager positions with AWP. The Company could also lose its right to be the operator of AWP, which provides it with the authority to manage the exploration, development and production of potash on AWP’s acreage.
The NI 43-101 is a technical resource report (“NI 43-101 report”), prepared and issued by a third party natural resource expert, delineating the potash resource on AWP’s acreage. This report is not compliant with SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The NI 43-101 report is filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2011.
On July 27, 2011, AWP entered into a Potash Sharing Agreement (“Sharing Agreement”) covering 100 private mineral estate sections and related mineral leases on approximately 62,000 acres adjacent to or in close proximity to its existing mineral rights covering 50 mineral estate sections in the Holbrook Basin of eastern Arizona. This Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during development of AWP’s mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the Sharing Agreement is for perpetuity or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP. The owners of the mineral estates can also terminate the agreement upon specified defaults by AWP, some following cure periods. With this acquisition, AWP now controls approximately 93,000 acres, of which approximately 27,000 acres are Arizona State Land Department leases and approximately 66,000 acres are private leases.

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
The merger is treated as a reverse merger for financial accounting purposes. Old Prospect Global has been treated as the acquirer for accounting purposes, whereas the Company has been treated as the acquirer for legal purposes. Accordingly, the historical financial statements of the Company before the merger, under its former name Triangle Castings, Inc., were and will be replaced with the historical financial statements of Old Prospect Global in this and all future filings with the Securities and Exchange Commission (“SEC”). Before the merger, Triangle had 6,735,000 shares of common stock issued and outstanding, of which Denis M. Snyder held 5,000,000 shares. Old Prospect Global had 19,405,305 shares of common stock issued and outstanding before the merger. Old Prospect Global’s stockholders were predominantly the founding stockholders who were comprised of private institutions and individuals. Upon completion of the merger and pursuant to the terms of the Merger Agreement:
•	the 5,000,000 shares of Triangle common stock held by Denis M. Snyder were cancelled for no consideration;
•
the remaining 1,735,000 shares of Triangle common stock issued and outstanding before the merger remained issued and outstanding after the merger; the merger did not cause any change in ownership of these shares;

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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2011.

Principles of Consolidation
The Company is the 50% owner of AWP, operates AWP, and accordingly provides the consolidated financial statements for the Company and AWP. Both entities have the same year end. The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to Karlsson and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.
Exploration Stage
The Company is considered an exploration stage enterprise as most of its efforts have been devoted to raising capital and exploring for potash. As of September 30, 2011, none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. On October 17, 2011, the Company received a final NI 43-101 report on its AWP potash exploration property in the Holbrook Basin area of eastern Arizona. While this report further delineates AWP’s potash resource, additional analysis, including the completion of a preliminary economic assessment, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the calculation of certain conversion features of the Company’s secured convertible notes, the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company.
Cash and Cash Equivalents
As of September 30, 2011, the Company had a cash balance of $1,646,555 and no cash equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.
Equipment
Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. The Company’s policy is to capitalize equipment having a cost greater than $250 and an estimated useful life greater than one year. The Company’s policy is to review equipment for impairment at least annually.
Mineral Properties
Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 11 — Mineral Properties for additional information.
Exploration Expense
Exploration expense includes geological and geophysical work performed on areas that do not yet have proven or probable reserves. These costs are expensed as incurred.
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

Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.
We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements, that contain embedded derivative features, that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net cash settled by the counterparty. These instruments are carried as derivative liabilities, at fair value, in our financial statements. Refer to Note 7 — Convertible Notes for additional information.
Income Taxes
Income taxes are based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. In accordance with authoritative guidance for Income Taxes, a valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset. As of September 30, 2011, the Company did not have an income tax liability.
Loss per Share
Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three and nine month periods ended September 30, 2011 and from August 5, 2010 (Inception) to September 30, 2011, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 12 — Loss per Share for additional information.
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
Warrants
The Company classifies its issued and outstanding warrants as liabilities in its financial statements. Refer to Note 10 — Shareholders’ Equity for additional information.

Note 3 — Prepaid Expense
On July 5, 2011, the Company entered into a fee agreement with Brownstein Hyatt Farber Schreck LLP (“Brownstein Hyatt”), pursuant to which Brownstein Hyatt provides government relations services to us. As compensation for these services, the Company issued Brownstein Hyatt 100,000 fully vested shares of the Company’s common stock. As part of this same transaction, Brownstein Hyatt purchased 200,000 shares of the Company’s common stock in exchange for a promissory note to us in the amount of $750,000 (representing the fair market value of the stock on the purchase date). This promissory note, which bears interest at the rate of .37% and matures on July 5, 2012, is secured by the 200,000 shares of common stock purchased and a twenty percent recourse obligation from Brownstein Hyatt. In accordance with this agreement, the principal amount of the promissory note was reduced by $375,000 on August 15, 2011 and will be reduced by another $375,000 on February 3, 1012 subject to Brownstein Hyatt still providing government relation services to the Company at that time. If Brownstein Hyatt is not providing government relation services to us on February 3, 2012, we have the right to re-acquire 100,000 shares for $375,000. The balance at September 30, 2011 is net of $102,272 of amortization. The net balance of $272,728 at September 30, 2011 has been reflected in the balance sheet as a prepaid expense.
Note 4 — Deposits
In the normal course of business, the Company is from time to time required to post cash deposits with certain vendors and governmental agencies. As of September 30, 2011, we had three such deposits, two with vendors totaling $235,000 and one with a government agency in the amount of $50,000.
Note 5 — Other Current Assets
As of September 30, 2011, this balance was comprised of prepaid insurance premiums of $25,745, prepaid rents of $4,000, deferred financing fees of $17,622 and miscellaneous other assets of $6,145.
Note 6 — Accrued Liabilities
Accrued liabilities at September 30, 2011, included:

Accrual of future payment to Dr. Richard Merkin (Refer to Note 7 — Convertible Notes)	$2,000,000
Buffalo Management (Refer to Note 9 — Related Party Transactions)	177,250
Other consultants	594,841
Accrued interest payable	302,878
Accrued vacation payable	26,704
Other	11,282

$3,112,955

Note 7 — Convertible Notes
In connection with the reverse merger, $1,048,863 of the Company’s outstanding convertible notes, which were issued in 2010, and $26,770 of accrued interest, converted into 358,559 shares of common stock on February 11, 2011.
The carrying values of our secured convertible notes as of September 30, 2011 consisted of the following:

Secured Convertible Notes	September 30, 2011
$2,000,000 face value secured convertible notes due January 24, 2012	$430,889
$500,000 face value secured convertible notes due January 24, 2012	332,073
$2,500,000 face value secured convertible notes due April 24, 2012	209,419
$1,500,000 face value secured convertible notes due August 3, 2012	32,317
$1,500,000 face value secured convertible notes due September 18, 2012	21,378

$1,026,076

$2,000,000 Merkin Secured Convertible Note
On January 24, 2011, we issued a $2,000,000 face value secured convertible note, due January 24, 2012, to Dr. Richard Merkin (the “Merkin Note”) for net proceeds of $2,000,000. The Merkin Note is secured by all of our assets on a pari passu basis with our other $6,000,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. Principal and interest may be converted at the option of the holder at any time during the term to maturity into a fixed number of 10,538,583 shares of our common stock, subject to adjustment solely for capital reorganization events. The Merkin Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In addition, the holder is entitled to designate one member of our Board of Directors while the Merkin Note is outstanding or the holder owns at least 1,000,000 shares of our common stock.

Concurrent with the issuance of the Merkin Note, we entered into an agreement with Dr. Merkin that provides for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $15,000,000, following conversion of the Merkin Note, if ever, without expiration. The fixed monetary amount is settled solely by our issuance of additional shares of our common stock. The number of shares necessary to settle this contingent obligation is dependent upon future values of our common stock at times the holder chooses to sell converted shares, if the holder in fact converts. Thus the number of shares necessary to settle is not determinable.
On April 20, 2011, we entered into an amendment with Dr. Merkin. This amendment added an automatic conversion feature in which the principal and all interest convert automatically into 10,538,583 shares of our common stock upon our completion of a Qualified Financing (defined as the Company’s sale of securities in a transaction or series of transactions of at least $10,000,000). Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the Merkin Note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the completion of a Qualified Financing. We analyzed the modification under applicable accounting standards and determined that extinguishment accounting was applicable since the change in cash flows as a result of the amendment was substantial in that it was greater than ten percent (10%). As a result of the modification, we recorded a loss on debt extinguishment of $2,000,000 with the offsetting charge to accrued liabilities for the future payment of $2,000,000 to Dr. Merkin.
$500,000 COR Secured Convertible Note
On March 11, 2011, we issued a $500,000 face value secured convertible note, due January 24, 2012, to COR Capital, LLC (the “COR Note”) for net proceeds of $500,000. The COR Note is secured by all of our assets on a pari passu basis with our other $7,500,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. Principal and interest may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $3.60. The COR Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence.
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
On April 20, 2011, we entered into a waiver agreement with COR Capital, LLC. As consideration for consenting to the amendment to the Merkin Note, we issued to COR Capital, LLC a warrant to purchase up to $200,000 of our common stock. The warrant’s per share purchase price is equal to the per share conversion price of the COR Note. The warrant expires on April 20, 2012. We analyzed the modification under applicable accounting standards and determined that extinguishment accounting was not applicable because the change in cash flows as a result of the amendment was not substantial.
$2,500,000 Hexagon Secured Convertible Note
On April 25, 2011, we issued a $2,500,000 face value secured convertible note, due April 24, 2012, to Hexagon Investments, LLC (the “Hexagon Note”) for net proceeds of $2,500,000. The Hexagon Note is secured by all of our assets on a pari passu basis with our other $5,500,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. Principal and interest may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events. Additionally, if we enter into a Qualified Financing prior to the maturity date, the Hexagon Note will automatically convert into shares of our common stock at a conversion price of the lesser of $3.00 or 80% of the per share price of the Qualified Financing if that Qualified Financing is less than $3.60 per share. The Hexagon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence.

In connection with the issuance of the Hexagon Note, we issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to $2,000,000 of our shares at an exercise price per share equal to the conversion price per share of the Hexagon Note. The second warrant is exercisable until April 25, 2014 for up to $7,500,000 of our shares at the same exercise price per share.
$1,500,000 Avalon Secured Convertible Note
On August 3, 2011, we issued a $1,500,000 face value secured convertible note, due August 3, 2012 to Avalon Portfolio, LLC (the “Avalon Note”) for net proceeds of $1,500,000. The Avalon Note is secured by all of our assets on a pari passu basis with our other $6,500,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. Principal and interest may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events. Additionally, the Avalon Note will automatically convert into shares of our common stock at a conversion price of $3.00 if we enter into a Qualified Financing prior to the Maturity Date. The Avalon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence.
In connection with the issuance of the Avalon Note, we issued Avalon a warrant to purchase our common stock. The warrant is exercisable until February 3, 2014 for up to $5,700,000 of our shares at an exercise price per share equal to the conversion price per share of the Avalon Note.
$1,500,000 Hexagon Secured Convertible Note
On September 19, 2011, we issued a $1,500,000 face value secured convertible note, due September 18, 2012 to Hexagon Investments, LLC (the “Second Hexagon Note”) for net proceeds of $1,500,000. The Second Hexagon Note is secured by all of our assets on a pari passu basis with our other $6,500,000 of outstanding convertible notes and accrues interest at 10% per annum, payable in cash at maturity. Principal and interest may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $4.00 per share subject to adjustment for capital reorganization events. Additionally, the Second Hexagon Note will automatically convert into shares of our common stock at a conversion price of $4.00 if we enter into a Qualified Financing prior to the Maturity Date. The Second Hexagon Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence.
In connection with the issuance of the Second Hexagon Note, we issued Hexagon Investments, LLC a warrant to purchase shares of our common stock. The warrant is exercisable until September 18, 2013 for up to $3,750,000 of our shares at an exercise price per share equal to the conversion price per share of the Second Hexagon Note.
Accounting for the Secured Convertible Notes
We have evaluated the terms and conditions of the secured convertible notes. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection feature of the COR Note, automatic conversion provision of the Hexagon Note and the make whole provisions of the Merkin Note, COR Note, Avalon Note, Hexagon Note and Second Hexagon Note) were also not considered clearly and closely related to the host debt instruments. These features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, our evaluation resulted in the conclusion that these compound derivative financial instruments required bifurcation and liability classification, at fair value. These compound derivative financial instruments consist of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.
Accounting for the Warrants
Based on the terms and conditions of the warrants, we concluded the warrants did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrant requires classification in our financial statements in liabilities at fair value both at inception and subsequently.

The following table reports the allocation of the purchase on the financing dates:

					Second
	Merkin Note	COR Note	Hexagon Note	Avalon Note	Hexagon
	$2,000,000 Face	$500,000 Face	$2,500,000 Face	$1,500,000 Face	Note $1,500,000
Secured Convertible Notes	Value	Value	Value	Value	Face Value
Proceeds	$(2,000,000)	$(500,000)	$(2,500,000)	$(1,500,000)	$(1,500,000)
Compound embedded derivative	10,068,182	332,539	459,989	707,500	432,500
Warrant derivative liability	—	—	3,954,333	5,147,100	2,134,688
Day-one derivative loss	(8,068,182)	—	(1,914,322)	(4,354,600)	(1,067,188)

Carrying value	$—	$167,461	$—	$—	$—

The carrying value of the secured convertible notes at December 31, 2010 was $0 and the carrying value at September 30, 2011 was $1,026,076.
Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $883,591 during the period from August 5, 2010 (Inception) to September 30, 2011.
Note 8 — Derivative Financial Instruments
Derivative Liabilities
The carrying value of the compound embedded derivative and warrant derivative liabilities are recorded on the balance sheet, with changes in the carrying value being recorded as derivative gains (losses) in the income statement. The components of the compound embedded derivative and warrant derivative liabilities as of September 30, 2011, were:

Our financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,000,000 face value secured convertible notes due January 24, 2012	10,538,583	$39,498,609
$500,000 face value secured convertible notes due January 24, 2012	166,667	231,333
$2,500,000 face value secured convertible notes due April 24, 2012	833,333	1,136,667
$1,500,000 face value secured convertible notes due August 3, 2012	500,000	739,000
$1,500,000 face value secured convertible notes due September 18, 2012	375,000	514,584

Warrant derivative liabilities:
Hexagon Warrant 1	666,667	1,548,667
Hexagon Warrant 2	2,500,000	6,910,000
Hexagon Warrant 3	937,500	2,157,188
COR Warrant	66,667	106,067
Buffalo Warrant	1,813,539	3,148,304
Avalon Warrant	1,900,000	5,092,000

	20,297,956	$61,082,419

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three and nine months ended September 30, 2011:

	Three Months	Nine Months
Our financings giving rise to derivative	Ended	Ended
financial instruments and the income effects:	September 30, 2011	September 30, 2011
Compound embedded derivatives:
$2,000,000 face value secured convertible notes due January 24, 2012	$(26,241,072)	$(29,430,427)
$500,000 face value secured convertible notes due January 24, 2012	(120,042)	101,206
$2,500,000 face value secured convertible notes due April 24, 2012	(987,255)	(676,678)
$1,500,000 face value secured convertible notes due August 3, 2012	(31,500)	(31,500)
$1,500,000 face value secured convertible notes due Sept. 18, 2012	(82,084)	(82,084)

	(27,461,953)	(30,119,483)
Day-one derivative loss:
$2,000,000 face value secured convertible notes due January 24, 2012	—	(8,068,182)
$2,500,000 face value secured convertible notes due April 24, 2012	—	(1,914,322)
$1,500,000 face value secured convertible notes due August 3, 2012	(4,354,600)	(4,354,600)
$1,500,000 face value secured convertible notes due Sept. 18, 2012	(1,067,188)	(1,067,188)

	Three Months	Nine Months
Our financings giving rise to derivative	Ended	Ended
financial instruments and the income effects:	September 30, 2011	September 30, 2011
Warrant derivative liabilities:
Hexagon Warrant 1	(1,148,667)	(889,334)
Hexagon Warrant 2	(4,752,500)	(3,615,000)
Hexagon Warrant 3	(22,500)	(22,500)
COR Warrant	(89,334)	(63,467)
Buffalo Warrant	(2,031,164)	(3,148,304)
Avalon Warrant	55,100	55,100

Total derivative loss	$(40,872,806)	$(53,207,280)

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
We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measured all our derivative financial instruments that were required to be measured at fair value on a recurring basis as of September 30, 2011, at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	September 30, 2011
	Fair Value Measurements Using:
		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Liabilities at Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Compound embedded derivative	$—	$—	$(42,120,193)	$(42,120,193)
Derivative warrant liability	—	—	(18,962,226)	(18,962,226)

Total	$—	$—	$(61,082,419)	$(61,082,419)

We combined the features embedded in the secured convertible notes into one compound embedded derivative that we fair valued using the income valuation technique using the Monte Carlo valuation model. We believe the Monte Carlo model is the best available technique for this compound derivative because, in addition to providing for inputs such as market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2011:

					Second
	Merkin Note	COR Note	Hexagon Note	Avalon Note	Hexagon
Our financings giving rise to	$2,000,000 Face	$500,000 Face	$2,500,000 Face	$1,500,000 Face	Note $1,500,000
derivative financial instruments	Value	Value	Value	Value	Face Value
Conversion price	$0.19	$3.00	$3.00	$3.00	$4.00
Equivalent volatility	108.80%	108.80%	99.98%	102.71%	105.57%
Equivalent term (years)	0.263	0.305	0.534	0.767	0.924
Equivalent credit-risk adjusted yield	21.32%	21.32%	21.32%	21.32%	21.32%
Equivalent interest risk adjusted rate	7.36%	7.36%	7.53%	6.96%	7.69%

We valued the warrants using a binomial-lattice-based valuation model. We utilized the lattice-based valuation technique because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows by applying probability-weights to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the assumptions used in calculating the market price of our common stock.
Our common stock is traded in the over-the-counter market and historically, has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our common stock price for use in this valuation model. Our common stock continues to be traded infrequently and in small volumes, which makes us believe that it may not provide the best indication of fair value. As of September 30, 2011, we determined that recent transactions with third parties in private placements of our common stock represent the best indicator of the fair value of our common stock. A such, we changed our assumption for estimating the share price in both the binomial-lattice-based and lattice-based valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates.
The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of September 30, 2011:

	Hexagon	Hexagon	COR	Buffalo	Avalon	Hexagon
	Warrant 1	Warrant 2	Warrant	Warrant	Warrant	Warrant 3
Warrants to purchase common stock:
Strike price	$3.00	$3.00	$3.00	$3.75	$3.00	$4.00
Equivalent volatility	110.23%	114.36%	100.01%	132.05%	113.55%	113.63%
Term (years)	1.57	2.57	0.56	4.73	2.35	1.97
Equivalent risk-free rate	0.08%	0.14%	0.03%	0.39%	0.14%	0.11%
The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Instruments
	2011	2010
Balance as of January 1	$—	$—
Total gains or losses (realized or unrealized):
Included in earnings	(36,685,848)	—
Warrant issuances	(12,395,861)	—
Debenture issuances	(12,000,710)	—

Balance as of September 30, 2011	$(61,082,419)	$—

Note 9 — Related Party Transactions
Buffalo Management LLC
Pursuant to the Company’s management services agreement with Buffalo Management LLC (“Buffalo”), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month, (ii) a $5,000 monthly office expense reimbursement, (iii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company’s audited financial statements each year, (iv) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value, and (vi) an advisory fee equal to $650,000 with respect to the consummation of a transaction in which the Company merges with or becomes a wholly-owned subsidiary of a publicly traded company. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company’s common stock valued at the market price (as defined in the management services agreement) of the Company’s common stock on the day such fee is payable to Buffalo. On January 7, 2011, the Company and Buffalo reached an agreement whereby Buffalo received 1,516,667 shares of the Company’s common stock, having an estimated fair value of $288,167, in lieu of amounts due for management fees, office expenses and advisory fees. As of September 30, 2011, the Company has accrued $177,250 in professional and general and administrative expenses related to Buffalo. The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of the warrant.

The Company also issued Buffalo a warrant to purchase shares of our common stock equal to 5% of the issued outstanding shares of our common stock on a fully-diluted basis on the exercise date at an exercise price per share to be determined based on the average market price of the common stock during a specified period. The warrant became exercisable following the first day on which the Company’s market capitalization for each trading day in a period of 30 consecutive days exceeded $50,000,000, which occurred on June 21, 2011. This warrant grants Buffalo the right to purchase up to 1,813,539 shares of our common stock at an exercise price of $3.75 per share and expires June 21, 2016. The warrant terms were evaluated and we have concluded that they did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants require classification in our financial statements in liabilities.
Refer to Note 8 — Derivative Financial Instruments, for additional information on the Buffalo warrant and our other common stock purchase warrants.
Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management LLC. Chad Brownstein, one of our directors and non-executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick Avery, our chief executive officer, owns a 10% non-voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.
Brownstein Hyatt Farber Schreck, LLP
On July 5, 2011, we entered into a Fee Agreement with Brownstein Hyatt Farber Schreck LLP, pursuant to which Brownstein Hyatt provides government relations services to us. Chad Brownstein, one of our directors, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father owns 600,000 shares of Prospect Global’s common stock. Prospect Global has paid Brownstein Hyatt approximately $590,000 in legal fees since January 1, 2010. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global’s common stock which was paid for by issuing a promissory note to Prospect Global in the amount of $750,000 (representing the fair market value of the stock on the purchase date). Chad Brownstein, our director and non-executive vice chairman, does not share in any of these fees or transactions. Refer to Note 3 — Prepared Expense for additional information on the promissory note.
Hexagon Investments, LLC
Two of our secured convertible notes, totaling $4,000,000 as of September 30, 2011, are held by Hexagon Investments, LLC. Scott Reiman, one of our board members, is the founder of Hexagon Investments. Hexagon Investments was not a related party at the time of placement of the earliest of these secured convertible notes. Refer to Note 7 — Convertible Notes for additional information.

Karlsson Group Credit Facility
Prior to executing the Operating Agreement, the Company provided Karlsson with a $250,000 credit facility to fund expenses pertaining to leasehold activity in the Holbrook Basin that Karlsson incurred subsequent to September 1, 2010. Advances under the credit facility accrued interest at 8% per annum. Pursuant to the Operating Agreement, approximately $78,000 in advances and accrued interest were repaid in January 2011 by deducting the principal and interest from the Company’s initial $2,200,000 cash contribution to AWP and the Company simultaneously terminated the credit facility.
Related Party Receivables from AWP
The Company paid certain expenses in 2010 and the first nine months of 2011 on behalf of AWP. All related party receivables and payables have been eliminated from our consolidated financial statements.
Note 10 — Shareholders’ Equity
Stock-Based Compensation
The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of September 30, 2011, 1,250,000 shares of Mr. Avery’s grant had vested and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company’s Chief Financial Officer until September 6, 2011 and its current Vice President of Corporate Development, received a stock grant award of 500,000 shares on September 1, 2010, which also vests on a two-year schedule. As of September 30, 2011, 300,000 of Mr. Bloomfield’s shares had vested and the remaining 200,000 shares will vest on September 1, 2012. The stock grants of Messrs. Avery and Bloomfield were deemed to have a nominal value in that the Company had only nominal assets and not begun commercial operations on the issue dates and so were valued at par value of $0.001 per share. As of September 30, 2011, the Company had recorded $944 for stock-based compensation for the nine month period. Compensation for non-vested awards was $206 as of September 30, 2011. The Company has also made stock grants totaling 1,275,000 shares to its directors, excluding shares issued to Mr. Avery.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2011, there were 22,598,864 shares of our common stock issued and outstanding.
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
On April 21, 2011, the Company authorized the issuance of 150,000 shares of common stock to Marc Holtzman in consideration for serving as a director of the Company. On August 15, 2011 Mr. Holtzman rescinded these shares. The director fees of $480,000 that were recorded during the quarter ended June 30, 2011 related to this issuance were reversed in full during the quarter ended September 30, 2011.
On July 5, 2011, the Company issued 100,000 shares of common stock to COR Advisors LLC pursuant to an Investor Relations Consulting Agreement valued at $375,000.
On July 5, 2011, the Company issued 300,000 shares of common stock to Brownstein Hyatt in exchange for lobbying services valued at $1,125,000, of which shall be amortized between July 5, 2011 and February 2, 2012. Refer to Note 3 — Note Receivable for additional information.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2011, no shares of preferred stock had been issued.
Non-Controlling Interest
The Company included Karlsson’s initial $11,000,000 contribution of property to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, Karlsson earned its 50% interest in AWP. While the Company has earned its 50% interest in AWP through its contributions both during and subsequent to this quarter, it will need to contribute an additional $5,150,257 between September 30, 2011 and January 13, 2012 to maintain our 50% interest. As such, Karlsson’s non-controlling interest was not reduced by any amount for the Company’s interest in the contributed property due to this further obligation to maintain the Company’s 50% interest.
Note 11 — Mineral Properties
The following table summarizes the book value of the Company’s mineral properties and changes during the period:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$—	$—
Additions	11,334,112	—

Balance, end of period	$11,334,122	$—
The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond our control may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of the economic evaluation of potash and application of an impairment test which is based on estimates of potash quantities, exploration land values, future advanced minimum royalty payments and potash prices.

Note 12 — Loss per Share
The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

			Cumulative from
			Inception-
	Three months ended	Nine months ended	August 5, 2010-
	September 30, 2011	September 30, 2011	September 30, 2011
Net loss attributable to Prospect Global Resources Inc.	$(44,651,306)	$(62,313,158)	$(63,070,487)
Weighted average number of common shares outstanding — basic
Dilution effect of restricted stock and warrants	—	—	—

Weighted average number of common shares outstanding — fully diluted	22,264,625	21,437,835	19,330,520

Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(2.01)	$(2.91)	$(3.26)

The Company has issued warrants to purchase shares of our common stock, as discussed in Note 7 — Convertible Notes and Note 10 — Shareholders’ Equity. The Company has also issued secured convertible notes which contain embedded derivatives as is further discussed in Note 8 — Derivative Financial Instruments. As of September 30, 2011, the derivative liabilities of the warrants and convertible notes could represent an additional 20,297,956 shares of common stock.
Note 13 — Subsequent Events
On October 17, 2011, the Company received the final NI 43-101 report on its AWP property in the Holbrook Basin area of eastern Arizona. We now have 90 days from this date or until January 13, 2012 to fund the remaining portion of our $11,000,000 investment in AWP or our ownership interest in AWP will be reduced in accordance to the terms of the Operating Agreement but not below 35% based on our investment through November 11, 2011. Should we not meet this funding commitment, AWP will be permitted to sell equity to third parties, which could be on terms that are disadvantageous to us, and we could lose one of our two designated AWP manager positions. We could also lose the right to be the operator of AWP, which provides us with the authority to manage the exploration, development and production of potash on AWP’s acreage.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of the consolidated operating results and financial condition of the Company for the three and nine month periods ended September 30, 2011 should be read in conjunction with the unaudited consolidated financial statements and notes included herewith and the audited financial statements of the Company for the year ended December 31, 2010, and the related notes included in Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 31, 2011, which have been prepared in accordance with GAAP. All amounts stated herein are in U.S. dollars.
Plan of Operation
We are an exploration stage company engaged in the exploration and development of a potash mining property in the Holbrook Basin of eastern Arizona through our 50% owned interest in AWP. For the nine months ended September 30, 2011, our work centered primarily around the completion of drilling and seismic work on AWP’s land holdings to further delineate the property’s resource potential. This work culminated in the release of a NI 43-101 report on October 17, 2011. Based on the recommendations in this report, we now plan to move forward with the next phase of development which includes the completion of a preliminary economic assessment of the resource and other activities necessary to advance the project toward completion of a bankable feasibility study.
Results of Operations
As a result of the reverse merger, the historical financial statements of the Company before the merger, under its former name Triangle Castings, Inc., were and will be replaced with the historical financial statements of Old Prospect Global in this and all future filings with the SEC. Old Prospect Global was incorporated on August 5, 2010 (“Inception”) and consequently does not have comparable results for the period ended September 30, 2010.
Revenue
For the three months ended, nine months ended and from Inception to September 30, 2011, the Company had no revenue.

Exploration Expense
For the three months ended September 30, 2011, exploration expense totaled $2,744,445, of which $134,568 was attributable to seismic, $2,533,423 was attributable to drilling and $76,454 was attributable to permitting and environmental. For both the nine months ended September 30, 2011 and from Inception to September 30, 2011, exploration expense totaled $5,068,113, of which $690,568 was attributable to seismic, $4,166,091 was attributable to drilling and $211,454 was attributable to permitting and environmental. For all comparative periods, exploration expenses were related to AWP’s activities in the Holbrook Basin area of eastern Arizona.
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2011 was $1,707,344, of which $919,393 related to salaries and benefits, stock compensation, management fees and board compensation, $707,574 related to legal, accounting and insurance, and $80,377 related to office, travel and other. For the nine months ended September 30, 2011, general and administrative expense was $3,513,661, of which $2,011,393 related to salaries and benefits, stock compensation, management fees and board compensation, $1,344,574 related to legal, accounting and insurance, and $157,694 related to office, travel and other. From Inception to September 30, 2011, general and administrative expense was $4,256,715, of which $2,479,447 related to salaries and benefits, stock compensation, management fees and board compensation, $1,585,574 related to legal, accounting and insurance, and $191,694 related to office, travel and other.
Derivative Losses
Derivative losses for the three months ended, nine months ended and from inception to September 30, 2011 totaled $40,872,806, $53,207,280 and $53,207,280, respectively. These derivative losses relate to the change in the fair value of the compound embedded derivatives of the Company’s convertible notes and warrants. It also includes the day-one derivative loss of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.
Our common stock is traded in the over-the-counter market and historically, has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our common stock price for use in this valuation model. Our common stock continues to be traded infrequently and in small volumes, which makes us believe that it may not provide the best indication of fair value. As of September 30, 2011, we determined that recent transactions with third parties in private placements of our common stock represent the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and lattice-based valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates. Refer to Note 7 — Convertible Notes for additional information.
Loss on Debt Extinguishment
We incurred a $2,000,000 loss on debt extinguishment for the three months ended, nine months ended and from Inception to September 30, 2011. This loss is addressed in the discussion of the Merkin Note in Note 7 — Convertible Notes of the accompanying financial statements. The Merkin Note is discussed further under the Liquidity and Capital Resources heading below.
Interest Expense
Net interest expense for the three months ended September 30, 2011 was $741,354, of which $168,169 represented accrued interest of the convertible secured notes and $573,185 represented the amortization of the note discount and financing costs. Net interest expense for the nine months ended September 30, 2011, was $1,197,535, of which $329,168 represented accrued interest of the convertible secured notes and $868,367 represented the amortization of the note discount and financing costs. Interest expense from Inception to September 30, 2011 was $1,211,810, of which $343,443 represented accrued interest of the convertible secured notes and $868,367 represented the amortization of the note discount and financing costs.
Off-Balance Sheet Arrangements
None.

Liquidity and Capital Resources
As of September 30, 2011, the Company had $1,646,555 in cash and cash equivalents. Since inception, the Company has raised and relied almost exclusively on private placements of convertible notes to fund its operations. These private placements generated cash proceeds of $8,000,000 during the nine months ended September 30, 2011. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise additional funds. Additionally, on or before January 13, 2012, we will need to contribute the remaining portion of our $11,000,000 investment in AWP to maintain our full 50% ownership interest. As of November 11, 2011, the Company had paid $5,949,743 of this commitment. While we intend to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts.
The following table summarizes our cash flows for the periods indicated:

		Cumulative from Inception-
	Nine months ended	August 5, 2010-
	September 30, 2011	September 30, 2011
Net cash used in operating activities	$(6,653,247)	$(7,108,976)
Net cash used in investing activities	(343,100)	(347,881)
Net cash provided by financing activities	8,000,000	9,103,412

Increase in cash and cash equivalents	$1,003,653	$1,646,555
Cash used in operating activities during the first quarter of 2011 was primarily related to the continuation of our exploration activity in the Holbrook Basin and other corporate general and administrative expenses. The net cash used in investing activities predominantly pertains to the Company’s acquisition of adjacent and complementary acreage and the exercising of certain options to obtain mineral rights in the Holbrook Basin. The net cash provided by financing activities predominantly relates to the issuances of convertible notes since Inception.
As of September 30, 2011, we had total debt outstanding of $8,000,000, comprised of five convertible, secured promissory notes, each secured by all of our assets on a pari passu basis with each of the other notes. Unless the holders of these notes elect to take payment in the form or our common stock or we are able to complete a Qualified Financing (defined as the Company’s sale of securities in a transaction or series of transactions of at least $10,000,000) causing an automatic conversion of one or more of these notes into our common stock, each of these notes has a maturity date falling within the next twelve months and will require repayment in full of all interest and principal in cash on the maturity date. The terms of these convertible notes are more fully described below:
On January 24, 2011, the Company issued a 10% convertible secured promissory note in the principal amount of $2,000,000 to Dr. Richard Merkin (the “Merkin Note”). The principal and interest may be converted at the option of the holder at any time during the term into a fixed number of 10,538,583 shares of our common stock, subject to adjustment for stock splits, recapitalizations or similar events. If not converted, the principal and interest thereon is due and payable in full on, January 24, 2012. We also granted Dr. Merkin the right to participate in any subsequent equity securities offerings in an amount that would prevent him from being diluted by the offerings. Following conversion of the Merkin Note into shares of our common stock and until Dr. Merkin has received gross proceeds of at least $15,000,000 from the sale of shares of the common stock received upon conversion, each time Dr. Merkin in good faith sells such shares of our common stock to a non-affiliate for gross proceeds of less than $3.00 per share, we will promptly issue to Dr. Merkin a number of additional shares of our common stock according to the following formula: {[(N x $3.00) — P] / T} — (N — S) where N equals the number of shares of common shares held by Dr. Merkin pre-sale; P equals the gross proceeds realized from the sale; S equals the number of shares of our common stock sold; and T equals the per share sale price. Dr. Merkin was also granted approval rights over future debt or equity issuances entered into by us, material transaction enter into by us, or change in our current business or sale of the Company.
On April 20, 2011 and in connection with the Hexagon financing, as further described below, Dr. Merkin agreed to a modification of the Merkin Note such that the principal and interest will now automatically convert into 10,538,583 shares of our common stock upon the completion by us of the issuance of a Qualified Financings. Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the Merkin Note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the closing of a Qualified Financing.

On March 11, 2011 the Company issued a $500,000 convertible secured note due January 24, 2012 to COR Capital LLC (“COR”), which accrues interest at 10% per annum (the “COR Note”). We also granted COR the right to participate in any subsequent securities offering (including the issuance of convertible debt, preferred stock, or other debt with a contractual rate of interest over 8%) by us for a period of two years for an amount of up to $5,000,000 per offering. Principal and interest may be converted at COR’s option at any time during the term to maturity into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events. Following any conversion of the COR Note into our common stock and until COR has received gross proceeds of at least $600,000 from sales of the common stock, each time COR in good faith sells common stock to a non-affiliate for gross proceeds of less than $3.00 per share we will promptly issue COR a number of additional shares of common stock according to the following formula: {[(N x $3.00) — P] / T} — (N — S) where: N equals the number of common shares held by COR pre-sale; P equals the gross proceeds realized from the sale; S equals the number of shares sold; and T equals the per share sale price. In addition, if we sell common stock in an offering with gross proceeds to us of $10,000,000 or more at a per share price below $3.60, COR will receive additional common stock such that the total shares received by COR upon conversion equals $500,000 plus all accrued interest divided by 0.8 times the per share purchase price in the offering.
As consideration for consenting to the Merkin Note amendment, we issued COR a warrant to purchase up to $200,000 of our common stock at a purchase price per share equal to the conversion price per share of the COR Note. The COR warrant expires on April 20, 2012.
On April 25, 2011, the Company issued a $2,500,000 convertible secured note due April 24, 2012 (the “Hexagon Note”) to Hexagon Investments, Inc. (“Hexagon”), which accrues interest at 10% per annum. Principal and interest shall convert automatically into shares of our common stock upon completion by us of a Qualified Financing on or before April 24, 2012. To the extent that a Qualified Financing occurs at a per share purchase price of less than $3.60, Hexagon shall receive additional shares of common stock such that the total shares received by Hexagon upon conversion equals the principal amount of the Hexagon Note (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the Qualified Financing (Z). If the Qualified Financing occurs in a series of transactions, then (Z) shall be equal to the most favorable terms offered to any other investor in that series of transactions. The Hexagon Note may also be converted at Hexagon’s option at any time prior to a Qualified Financing or the maturity date into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events.
We also issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to $2,000,000 of our common stock at a purchase price per share equal to the conversion price per share of the Hexagon Note. The second warrant is exercisable until April 25, 2014 for up to $7,500,000 of our common stock at the same purchase price.
In connection with issuance of the Hexagon Note, we granted demand and piggy-back registration rights to Dr. Merkin and piggy-back registration rights to COR and Hexagon. Dr. Merkin also has the right to designate one member to our Board for so long as he owns at least 1,000,000 shares of our common stock or the Merkin Note remains outstanding. Dr. Merkin has not designated a director at this time.
On August 3, 2011, the Company issued a $1,500,000 convertible secured note due August 3, 2012 (the “Avalon Note”) to Avalon Portfolio, LLC (“Avalon”), which accrues interest at 10% per annum. Principal and interest shall convert automatically into shares of our common stock upon completion by us of a Qualified Financing on or before August 3, 2012. To the extent that a Qualified Financing occurs at a per share purchase price of less than $3.60, Avalon shall receive additional shares of common stock such that the total shares received by Avalon upon conversion equals the principal amount of the Avalon Note (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the Qualified Financing (Z). If the Qualified Financing occurs in a series of transactions, then (Z) shall be equal to the most favorable terms offered to any other investor in that series of transactions. The Avalon Note may also be converted at Avalon’s option at any time prior to a Qualified Financing or the maturity date into shares of our common stock at $3.00 per share, subject to adjustment solely for capital reorganization events.
We also issued to Avalon a warrant to purchase our common stock. The warrant is exercisable until February 3, 2014 for up to $5,700,000 of our common stock at a purchase price per share equal to the conversion price per share of the Avalon Note.
On September 19, 2011, the Company issued a $1,500,000 convertible secured note due September 18, 2012 (the “Second Hexagon Note”) to Hexagon, which accrues interest at 10% per annum. Principal and interest shall convert automatically into shares of our common stock upon completion by us of a Qualified Financing on or before September 18, 2012. To the extent that a Qualified Financing occurs at a per share purchase price of less than $4.44, Hexagon shall receive additional shares of common stock such that the total shares received by Hexagon upon conversion equals the principal amount of the Second Hexagon Note (X) plus all accrued interest (Y) divided by 0.8 times the per share purchase price of the Qualified Financing (Z). If the Qualified Financing occurs in a series of transactions, then (Z) shall be equal to the most favorable terms offered to any other investor in that series of transactions. The Second Hexagon Note may also be converted at Hexagon’s option at any time prior to a Qualified Financing or the maturity date into shares of our common stock at $4.00 per share, subject to adjustment solely for capital reorganization events.
We also issued to Hexagon a warrant to purchase our common stock. The warrant is exercisable until September 18, 2013 for up to $3,750,000 of our common stock at a purchase price per share equal to the conversion price per share of the Second Hexagon Note.

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
Note Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Holbrook Basin in Arizona, as well as statements regarding intended value creation; our opinion about future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties, companies or interests in companies with a potash reserve base; our plan to prove up reserves by acquiring seismic data and drilling and coring test holes; our plan to complete a preliminary economic assessment of AWP’s resource in the fourth quarter of 2011, which we anticipate may report an economically viable potash reserve; our plan to begin the environmental and permitting process, preliminary mine design and preliminary feasibility study, which we estimate may take six to twelve months to complete; our plan of exploration; the viability of a potash mine in the Holbrook Basin; the economic benefits of a potash mine; future sales of state leases and permits; our intention to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments; our anticipation of raising and contributing to AWP and raising additional money to fund our general corporate expenses; our ability to further implement our business plan and generate revenue; our anticipation of investing considerable amounts of capital to establish production from our mining project; our anticipation of our ability to generate reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.
Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	our history of operating losses;
•	our limited operating history;
•	our inability to obtain sufficient additional capital;
•	our inability to maintain our ownership of AWP at its current level or our loss of control over AWP;

•	our dependence on the success of the exploration and development activities of AWP;
•	the denial or delay by a government agency in issuing permits and approvals necessary for our operations or the imposition of restrictive conditions with respect to such permits and approvals;
•	the failure of our mining prospects to yield natural resources in commercially viable quantities;
•	production disruptions;
•	the departure of key personnel;
•	competition from other potash companies;
•
risks associated with acquiring producing properties, such as difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations and incurrence of additional debt;

•	our inability to insure against operating risks;
•	the market price of potash and products based on potash;
•	conditions in the agricultural industry;
•	government regulation;
•	global supply of and demand for potash and potash products;
•	the cyclicality of the crop nutrient markets;
•	global economic conditions;
•	the lack of an active public market for shares of our common stock;
•	the potential volatility of the market price and trading volume of our shares of common stock;
•	the dilutive effect of future issuances of shares of common stock;
•	the effects on the market price of our common stock of future issuances of shares of our common stock;
•	costs associated with being a public company;
•	our common stock being a “penny stock;”
•	our failure to list our common stock on any national securities system or exchange; and
•	the failure of securities analysts to initiate coverage of our shares or their issuance of negative reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2011.
Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is not a party to any pending material legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A.	Risk Factors
The Company did not include risk factors in its most recent Annual Report on Form 10-K. Upon the completion of the merger described elsewhere in this Quarterly Report on Form 10-Q, the Company disclosed risk factors in its Current Report on Form 8-K filed on February 11, 2011, as amended by its Current Report on Form 8K/A filed on March 31, 2011. There has been no material change in the risk factors disclosed in the “Risk Factors” section of the Company’s Current Report on Form 8K/A filed on March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Information about the Company’s sale of unregistered equity securities during the nine month period ended September 30, 2011 has been previously reported in the Company’s Current Report on Form 8-K filed on February 11, 2011, Current Report on Form 8-K filed on March 17, 2011, Current Report on Form 8-K/A filed on March 31, 2011, Quarterly Report on Form 10-Q filed on May 12, 2011, Current Report on Form 8-K filed on July 8, 2011, Current Report on Form 8-K filed on August 5, 2011, Quarterly Report on Form 10-Q filed on August 11, 2011 and Current Report on Form 8-K filed on September 23, 2011.

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: November 14, 2011	By:	/s/ Patrick L. Avery Patrick L. Avery,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wayne Rich Wayne Rich,
Chief Financial Officer and Vice President Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer