Form 10-K
period 2011-12-31
PROSPECT GLOBAL RESOURCES INC.
filed 2012-03-30
CIK 1477032

Use these links to rapidly review the document

TABLE OF CONTENTS1
Item 14. Principal Accounting Fees and Services

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-163499

Prospect Global Resources Inc.
(Name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	26-3024783 (I.R.S. Employer Identification No.)

1621 18th Street, Suite 260, Denver, CO 80202
(Address of principal executive offices, including zip code)

Registrant's telephone number including area code:
 (303) 634-2239

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.001 par value Common Stock

Securities registered under Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $15,744,315.

         As of March 15, 2012, 39,489,173 shares of the registrant's common stock were issued and outstanding.

i

EXPLANATORY NOTE

        On February 11, 2011 we completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation, which is now our wholly-owned subsidiary. We changed our name from Triangle Castings, Inc. to Prospect Global Resources Inc., a Nevada corporation, at the time of the merger.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

        Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

In this Annual Report, unless the context otherwise requires:

  (a)
  all references to "Prospect" or "Prospect Global" refer to Prospect Global Resources Inc. f/k/a Triangle Castings, Inc., a Nevada corporation.

  (b)
  all references to "old Prospect Global" refer to Prospect Global Resources Inc., a Delaware corporation.

  (c)
  all references to "we," "us," "our" and "the Company" refer collectively to Prospect and its subsidiaries old Prospect Global and American West Potash LLC.

  (d)
  all references to "Triangle" refer to Prospect Global prior to the merger, at which time its name was Triangle Castings, Inc.

Items 1. & 2. Business and Properties

Overview of Our Business

        With the completion of a 43-101 mineral resource estimate report (Resource Calculation) as well as a Preliminary Economic Assessment (PEA) during 2011, Prospect transitioned from an exploration stage to a development stage company engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona. In the 1960's and 1970's, Arkla Exploration Company, Duval Corporation

and others drilled approximately 135 core holes to delineate the potash resource in the basin. However, to date the Holbrook Basin has not commercially produced potash.

        The salt basins of the Holbrook Basin formed as a result of tectonic influence during the late Tertiary period and occur within the Permian Supai Salt Formation. The Permian salts are underlain by mostly marine sediments. These units include Cambrian sandstone, Devonian dolomitic limestone, Mississippian limestone, and Pennsylvanian limestone and shale. The Pennsylvanian deposits may inter-finger with the directly overlying Supai Formation. The Supai consists of three units: a lower redbed unit; a middle unit of dolomite, limestone, and evaporite; and the upper unit of siliclastic deposits including limestone, dolomite, and the evaporite unit which contains the potash. The potential mineralized zones are located at relatively shallow depths, less than 1600 feet.

        American West Potash, or AWP, in which we own a 50% interest and which we operate, holds potash exploration permits on 42 Arizona state sections and leases for the mineral rights on 109 private sections which, in total, cover approximately 94,000 acres. The state permits are for five year terms, of which 15 expire in 2014 and 27 expire in 2015. Of the 109 private sections, eight of the leases expire in 2020 while the rest run in perpetuity subject to certain terms and conditions. As long as AWP performs exploration or development activity, it may extend all leases, subject to various default clauses. As the operator of AWP, we manage all phases of the project which include but are not limited to exploration activities, geological analysis, permitting, engineering, construction, mining and production.

        During 2011, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. The results from the seismic data and the drilling helped delineate the potash resource potential on AWP's acreage and supported the completion of the Resource Calculation and PEA. This was combined with the historic information of approximately 58 wells in our project area. Due to the relatively shallow depth of the deposit, AWP plans to mine the potash employing conventional underground mining techniques.

        In 2011, we contracted North Rim Exploration Ltd, a leading third party geologic engineering firm, to supervise field activity, analyze the results and prepare the Resource Calculation. North Rim completed the requisite activities and issued the Resource Calculation on October 17, 2011.

        Highlights from the Resource Calculation:

  •
  The identified potash deposit was divided into two seams by North Rim; KR-1 and KR-2.

  •
  KR-2 contained indicated resources of approximately 15.95 Million Metric Tonnes (MMT), at a weighted average K2O (potash) grade of 10.09%. Additionally, KR-2 contained inferred resources of approximately 49.29MMT K2O at a weighted average K2O grade of 11.39%.

  •
  KR-1 contained inferred resources of approximately 17.15MMT, at a weighted average K2O grade of 13.44%.

  •
  The potash beds occur at relatively shallow depths, generally less than 551m (1600ft)

  •
  The potash deposit is in close vicinity to existing infrastructure including rail, major highways, gas and power.

        The complete Resource Calculation is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 19, 2011. As defined by SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, AWP's resource currently does not meet the definition of proven or probable reserves.

        Based on the conclusions reached and recommendations within the Resource Calculation, we contracted with Tetra Tech, a leading third party engineering firm, to complete the PEA to determine the economic viability of mining the resource.

        Highlights from the PEA:

  •
  The PEA considered only KR-2, as identified above within the Resource Calculation.

  •
  Initial production of the project is targeted to be approximately 2MMT (approximately 2.2 million short tons) of finished products per year, mined by conventional underground mining methods.

  •
  The estimated life of the mine, considering both indicated and inferred, is approximately 40 years.

  •
  Preliminary evaluations of the general site characteristics from a biological and water resource perspective have not identified environmentally sensitive areas, or conditions which would appear to be significant obstacles to permitting.

  •
  Mine site operating costs are estimated at US$98/tonne.

  •
  Total estimated initial capital cost for constructing the mine and mill, including indirect and contingency costs, are estimated at US $1,334 million over the initial 3 year pre-production period.

  •
  Project economic analyses were performed on a before tax basis, with a base case assuming 85% mill recovery rate, a potash selling price of US$496/tonne ($450/short ton) and a 10 percent discount rate. This base case resulted in a net present value (NPV) of US $3,818 million,

        The complete PEA is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 22, 2011.

        Given that AWP recently commenced its development program and the Company has no other production properties, we do not currently generate revenue and have incurred losses since inception.

        We were incorporated in the state of Nevada on July 7, 2008. Our wholly-owned subsidiary, old Prospect Global, was incorporated in the state of Delaware on August 5, 2010.

Business and Operating Strategy

        Our business strategy is to grow stockholder value primarily through the development of potash located in the Holbrook Basin of eastern Arizona. Key elements of our strategy include the following:

  •
  Further delineate the resource to establish proven and probable reserves;

  •
  Strengthen our leasehold position through acquiring bolt-on acreage and maintaining operatorship in order to manage the pace of spending and establish the project's full lifecycle plan;

  •
  Leverage unique geographic advantages such as minimal distance to processing, close proximity to sales markets and access to transportation infrastructure to achieve lower cost of sales;

  •
  Build early partnerships and sales arrangements with key customers;

  •
  Partner with state and local agencies to conduct environmental studies and permit a potash mine; and

  •
  Maximize ore recovery and operational efficiency through conventional mining rather than solution mining, incorporate a multi-stage floatation process which utilizes high recycle rates, and utilize state of the art equipment in all areas.

        As described above in the Overview of Our Business, North Rim supervised the seismic and drilling efforts and prepared the Resource Calculation and Tetra Tech completed a PEA. Based on the findings from both the Resource Calculation and PEA, we believe our acreage in the Holbrook Basin holds significant potash resources. During 2012, we plan to expand the drilling and coring of 10 to 12 additional holes to further delineate the resource and achieve the confidence levels required under SEC Industry Guide 7 for proven and probable reserves. We can provide no assurance, however, that this additional drilling will actually lead to proven or probable reserves.

        We decided to pursue potash mining in the United States based on our belief that the United States represents lower risks than many other foreign mining jurisdictions. The United States is also one of the world's largest consumers of potash, importing over 80% of all domestically consumed potash in 2011. Accordingly, we believe our property will possess geographic competitive advantages in fulfilling market demand. As a domestic provider we believe we will represent a potentially more attractive source for potash than many of the imports which are subject to significant transport expenses, delivery risks, political risks, risk of potential future cross border taxation and other uncertainties and/or costs.

        Although our investment in AWP is our initial asset, we believe that opportunities exist among other global commodities which exhibit similar demand characteristics to those inherent to potash. Accordingly, we will from time to time look at investments in or acquisitions of other natural resource projects, and we may make investments in or acquisitions of other natural resource projects either in the United States or in other parts of the world.

American West Potash LLC

        We have partnered with the Karlsson Group, a group of entrepreneurs unaffiliated with Prospect, for the purpose of exploring for, and possibly producing, potash from the Holbrook Basin of eastern Arizona. Karlsson acquired and accumulated the initial acreage and permits in the Holbrook Basin. We formed AWP with the Karlsson Group in December, 2010. Pursuant to the terms of the AWP operating agreement, we are the exclusive operator of the project. We and Karlsson each designate two of AWP's managers who provide overall direction. The operating agreement provides for a fifth manager to be mutually selected by Karlsson and Prospect but a fifth manager has not been appointed. Patrick L. Avery and Jonathan Bloomfield were appointed as President/CEO and CFO, respectively, of AWP.

        Pursuant to AWP's operating agreement, Karlsson transferred to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres in the Holbrook Basin in exchange for a 50% equity interest in AWP. We contributed $11 million in cash to fund AWP's operations in exchange for our 50% equity interest in AWP, and as the operator of AWP, we provide to AWP technical resources, mining expertise and industry knowledge.

Governmental Regulation and Environmental, Health and Safety

        We must obtain numerous governmental, environmental, mining and other licenses, permits and approvals authorizing our operations. Our existing exploration permits require us to make leasehold payments to either the state or private entities based on the number of leased land sections and acres. If we commence production on these leases, then we will be required to make royalty payments based on the revenue generated by the potash we produce from the leased land. We anticipate making significant leasehold payments to both governmental and private entities. Modifications of financial terms of these leases may adversely affect the viability of our projects.

        Our exploration and development activities subject us to an evolving set of federal, state and local health, safety and environmental, or HSE, laws that regulate or propose to regulate surface disturbance, air and water quality impacts and safety procedures followed by our employees. Upon commencement of potash production, we will also need to comply with laws that regulate or propose to regulate our mining activities, including the management and handling of raw materials, disposal, storage and management of hazardous and solid waste, the safety of our employees and post-mining land reclamation.

        Due to our recent status change from exploratory status to a development stage company, we have only recently commenced discussions with regulatory agencies regarding the environmental and permitting process. In 2012, we anticipate making significant capital expenditures to perform additional environmental studies to evaluate the impact of a potash mine on its surrounding environment. These studies include but are not limited to water, wildlife, vegetation, air, noise, surface disturbance and dust.

        We cannot predict the impact of new or changed laws, regulations or permitting requirements, or changes in the ways that such laws, regulations or permitting requirements are enforced, interpreted or administered. HSE laws and regulations are complex, are subject to change and have become more stringent over time. It is possible that greater than anticipated HSE capital expenditures or reclamation and closure expenditures will be required in the future. We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our operations.

Natural Resources Market Conditions and Trends

        Prospect believes the long-term demand for commodities remains intact and will be driven by the continued growth in emerging economies and their investment in domestic infrastructure and social systems. In the near term, we anticipate that the global economy will continue to recover, albeit on a slower pace. A sustained recovery in the global economy in the coming quarters and years, combined with positive forecasts of global consumption, may lead to an increase in demand for commodities. In turn, this could lead to a further appreciation in commodity prices and create additional upside for natural resources companies.

Potash Market Conditions and Trends

        Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. A proper balance of these nutrients improves plant health and increases crop yields. Currently, no cost effective substitutes exist for these three nutrients. Less effective nutrient sources do exist, however, the relatively low nutrient content of these sources and cost of transportation reduce their viability. As a key ingredient in fertilizer, potash improves root strength, increases crop yields and enhances soil fertility. The continued growth in the world population, increases in meat consumption and less land availability drives the demand for agricultural products. This is most evident in the emerging and developing economies of China, India and Brazil.

        Potash is generated from evaporated marine deposits and is mined through both conventional underground methods and surface or solution mining. Domestically, fertilizer applications account for approximately 85% of potash consumption with the chemical industry consuming the remaining 15%. Internationally, the fertilizer industry accounts for approximately 95% of potash consumption.

        In 2008, global potash consumption exceeded 50MMT. However, due to the global economic downturn in 2009, global potash consumption fell to less than 30MMT. In 2010 and 2011, potash consumption recovered to over 50MMT in each year, of which the U.S. produced approximately 1MMT annually. The U.S. is a net importer of potash, producing approximately 17% of the potash it consumes. Canada currently accounts for approximately 30% of global potash production. The next six largest producers, China, Russia, Belarus, Germany, Israel and Jordan, account for approximately 61% of global production.

Employees

        As of March 15, 2012, we have a total of four employees. We believe that our employee relations are good. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Glossary of Terms

        Potash:    A generic term for potassium salts (primarily potassium chloride, but also potassium nitrate, potassium sulfate and sulfate of potash magnesia, or langbeinite) used predominantly and widely as a fertilizer in agricultural markets worldwide. Unless otherwise indicated or inferred by context, references to "potash" refer to muriate of potash.

        Potassium Chloride:    (KCl—muriate of potash): a metal halide salt composed of potassium and chlorine, varying in color from white to red depending on the mining and recovery process used. The majority of potassium chloride produced is used for making fertilizer.

        Ton:    (also referred to as a short ton) a measurement of mass equal to 2,000 pounds.

        Tonne:    (also referred to as a metric ton) a measurement of mass equal to 1000 kg or 2,204.6 pounds.

Item 1A.    Risk Factors

        Investing in our shares involves significant risks, including the potential loss of all or part of your investment. These risks could materially affect our business, financial condition and results of operations and cause a decline in the market price of our shares. You should carefully consider all of the risks described in this Annual Report, in addition to the other information contained in this Annual Report, before you make an investment in our shares. Unless otherwise indicated, references to us, Prospect or Prospect Global include our operating subsidiaries old Prospect Global and AWP.

 Risks Related to Our Business

We are a development stage company with no current revenue source and a history of operating losses and there is an expectation that we will generate operating losses for the foreseeable future; we may not achieve profitability for some time, if at all.

        We have incurred losses each year since our inception. We expect to continue incurring operating losses until several months after production occurs. The process of exploring, developing and bringing into production a producing mine is time-consuming and requires significant up-front and ongoing capital. We expect that our activities, together with our general and administrative expenses, will continue to result in operating losses for the foreseeable future. As of December 31, 2011, our accumulated deficit was $74,756,513. For the year ended December 31, 2011 our net loss was $73,999,184.

Our limited history makes an evaluation of us and our future difficult and profits are not assured. Many development stage mining companies never make it to the production stage.

        Prospect was formed through a reverse merger with Triangle on February 11, 2011. Prior to the reverse merger, Triangle had no previous experience or investment holdings in the natural resource sector. In view of our limited history in the natural resources business, you may have difficulty in evaluating us and our business and prospects. You should also consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Many development stage mining companies never make it to the production stage. For our business plan to succeed, we must successfully undertake most of the following activities:

  •
  Acquire mineral properties and/or interest in companies that have mineral properties but require additional technical expertise and/or capital investment;

  •
  Obtain operatorship of assets in order to control our pace of spending and establish the project's full lifecycle plan;

  •
  Capitalize on global demand strength of certain global commodities;

  •
  Seek assets that have high basic product-to-upgrade ratio (ore to product) or high economic ratio (raw material cost to gross margin);

  •
  Invest in assets that have inherent geographic advantages such as minimal distance to processing, close proximity to sales markets and access to transportation infrastructure;

  •
  Build early partnership arrangements with key customers;

  •
  Invest in assets and projects that generate positive cash flow;

  •
  Maintain access to funds to pursue our capital-intensive business plan;

  •
  Implement and successfully execute our business strategy;

  •
  Respond to competitive developments and market changes; and

  •
  Attract, retain and motivate qualified personnel.

        There can be no assurance that we will be successful in undertaking such activities. Our failure to undertake successfully some or most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our exploration and production activities will produce natural resources in commercially viable quantities. There can be no assurance that sales of our natural resources production will ever generate sufficient revenues or that we will be able to sustain profitability in any future period.

We have significant capital needs over the next few years, and if we are unable to secure this capital when needed or on terms that are acceptable to us our ability to achieve our business strategy will be impacted.

        Our current estimate for constructing the potash mine and mill facility in the Holbrook Basis of eastern Arizona is approximately $1.33 billion, and there can be no assurance that we will be able to raise these funds or that if we are able to raise the funds that it will be on terms acceptable to us or when needed. If we cannot raise the capital required to implement our business strategy, we may be required to curtail operations or pursue a different strategy, both of which could adversely affect our financial condition and results of operations. Further, any future debt financing, if incurred, would most likely require repayment regardless of whether or not we generate profits or cash flows from our business activities and any equity financings would likely result in dilution to existing stockholders and may involve the use of securities that have rights, preferences, or privileges senior to our common stock.

Our operations are dependent on receiving the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals may impair our business and operations.

        We must obtain numerous environmental, mining and other permits and approvals authorizing our future operations. A decision by a government agency to deny a permit or approval could have a material adverse effect on our ability to continue operations at the affected facility.

        The development of our existing property into a mine is also predicated upon securing all necessary permits and approvals. A denial of or delay in obtaining any of these permits or approvals or the issuance of any of these permits with cost-prohibitive conditions could interfere with our planned development of this property and have a material adverse effect on our business, financial condition or results of operations.

Target properties that we decide to explore or mine may not yield natural resources in commercially viable quantities or revenues that are sufficient to cover our cost of operations.

        A target property is a property in which we hold an interest and has what we believe, based on available geological data, to be indications of reserves of certain natural resources. However, there is no way to predict in advance of actual mining whether any target property will yield natural resources in sufficient grades or quantities to recover our mining and development cost. Even the use of geological data and other technologies and the study of producing mines in the same area will not enable us to know conclusively prior to mining whether natural resources will be present or, if present, whether in the quantities and grades expected. We cannot assure you that all of the testing and analysis we perform will completely mitigate this risk.

The mining industry is very competitive and our ability to attract and retain qualified contractors and staff is critical to our success. The departure of key personnel or loss of key contractors could adversely affect our ability to run the business and achieve our business objectives.

        The construction and operation of a mine and mill of the size we have planned for the Holbrook Basin is expected to require up to 800 workers during the construction phase and up to 400 workers once the mine is in production. We will also require many of the same skill sets sought by other natural resource companies and we will be competing with these other natural resource companies in finding qualified contractors, consultants and staffing. Since many of these skills sets are highly specialized, the market for and availability of individuals possessing these skills will also be impacted by the overall health of the natural resource sector.

        Our future success is also dependent on our ability to retain Mr. Patrick Avery, our President and Chief Executive Officer. Mr. Avery has over 25 years of experience in the mining and fertilizer sectors and his knowledge and credibility are both critical to our future success and development.

We face competition from larger companies having access to substantially more resources than we possess.

        Our competitors include other mining companies and fertilizer producers in the United States and globally, including state-owned and government-subsidized entities. Many of these competitors are large, well-established companies and have substantially larger operating staffs and greater capital resources than we do. We may not be able to successfully conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive mineral properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry.

There are risks in acquiring properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations and incurrence of additional debt.

        Our business strategy includes growing our reserve base through acquisitions. Our failure to integrate acquired businesses successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

        The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Our ability to make future acquisitions may be constrained by our ability to obtain additional financing. Future acquisitions could result in our incurring additional debt, contingent liabilities and expenses, all of which could have a material adverse effect on our financial condition and operating results.

Our business involves many operating risks, which may result in substantial losses, and insurance may be unavailable or inadequate to protect us against these risks.

        Our operations are subject to hazards and risks associated with the exploration and mining of natural resources and related fertilizer materials and products, such as:

  •
  Fires;

  •
  Explosions;

  •
  Inclement weather and natural disasters;

  •
  Mechanical failures;

  •
  Rock failures and mine roof collapses;

  •
  Unscheduled downtime;

  •
  Environmental hazards such as chemical spills, discharges or release of toxic or hazardous substances, storage tank leaks; and

  •
  Availability of needed equipment at acceptable prices.

        Any of these risks can cause substantial losses resulting from:

  •
  Injury or loss of life;

  •
  Damage to and destruction of property, natural resources and equipment;

  •
  Pollution and other environmental damage;

  •
  Regulatory investigations and penalties;

  •
  Revocation or denial of our permits;

  •
  Suspension of our operations; and

  •
  Repair and remediation costs.

        Our liability for environmental hazards may extend to those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them.

We do not currently maintain insurance against all of the risks described above. In the future we may not be able to obtain insurance at premium levels that justify its purchase. We may also experience losses in amounts in excess of the insurance coverages carried. Either of these occurrences could harm our financial condition and results of operations.

Risks Related to the Mining Industry

Potash is a commodity whose selling price is highly dependent on and fluctuates with the business and economic conditions and governmental policies affecting the agricultural industry. These factors are outside of our control and may significantly affect our profitability.

        Our future revenues, operating results, profitability and rate of growth will depend primarily upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors, for U.S. markets, are:

  •
  Weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption);

  •
  Quantities of crop nutrients imported to and exported from North America;

  •
  Current and projected grain inventories and prices, both of which are heavily influenced by U.S. exports and world-wide grain markets; and

  •
  U.S. governmental policies, including farm and biofuel policies and subsidies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

        International market conditions, which are also outside of our control, may also significantly influence our future operating results. The international market for crop nutrients is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing crop nutrients, foreign agricultural policies, the existence of, or changes in, import barriers, or foreign currency fluctuations in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

Government regulation may adversely affect our business and results of operations.

        Projects related to mining and natural resources are subject to various and numerous federal, state and local government regulations, which may be changed from time to time. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the mining, development, production, handling, storage, transportation and disposal of natural resources, including potash, or its by-products and other substances and materials produced or used in connection with mining operations. Activities subject to regulation include the use, handling, processing, storage, transportation and disposal of hazardous materials, and we could incur substantial additional costs to comply with environmental, health and safety law requirements related to these activities. We also could incur substantial costs for liabilities arising from past unknown releases of, or exposure to, hazardous substances.

        Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we could be held jointly and severally responsible for the removal or remediation of any hazardous substance contamination at future facilities, at neighboring properties to which such contamination may have migrated and at third-party waste disposal sites to which we have sent waste. We could also be held liable for natural resource damages. Liabilities under these and other environmental health and safety laws involve inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of liabilities under and violations of environmental, health and safety laws and related uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income, third-party claims for property damage or personal injury or remedial or other costs that would negatively impact our financial condition and operating results. Finally, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems may subject us to material capital expenditures or liabilities in the future.

        Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which may lead to increased expenses. Permit renewals and compliance with present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results.

The mining industry is capital intensive and the ability of a mining company to raise the necessary capital can be impacted by factors beyond its control.

        The upfront cost incurred for the acquisition, exploration and development of a mining project can be substantial, and the ability of a mining company to raise that capital can be influenced by a number of factors beyond the company's control including but not limited to general economic conditions, political turmoil, market demand, commodity prices and expectations for commodity prices, debt and equity market conditions and government policies and regulations.

        Once in production, mining companies require annual maintenance capital in order to sustain their operations. This sustaining capital can also be substantial and may have to be secured from external sources to the extent cash flows from operations are insufficient.

        Future cash flow from operations is subject to a number of variables, including:

  •
  The quality of the reserve base and the grade of those reserves;

  •
  The quantity of materials mined:

  •
  The cost to mine the materials; and

  •
  The prices at which the mined materials can be sold.

        Any one of these variables can materially affect a mining company's ability to fund its sustaining capital needs.

        If our future revenues are adversely affected as a result of lower potash prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future mining projects. We may, from time to time, seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or other forms of financing or consider selling non-core assets to raise operating capital. However, we may not be able to obtain additional financing or make sales of non-core assets upon terms acceptable to us.

New sources of supply can create structural market imbalances, which could negatively affect our operating results and financial performance.

        Potash prices have increased since 2009 and this coupled with projected increases in demand for potash have led to a renewed interest in bringing new sources of potash supply into the market. If production increases to the point where the market is over supplied, the price at which we are able to sell and the volumes we are able to sell could be impacted to the extent where this would materially and adversely affect our projected business, operating results and financial condition.

Variations in crop nutrient application rates may exacerbate the cyclicality of the crop nutrient markets.

        Farmers are able to maximize their economic return by applying optimum amounts of crop nutrients. Farmers' decisions about the application rate for each crop nutrient, or to forego application of a crop nutrient, particularly phosphate and potash, vary from year to year depending on a number of factors, including among others, crop prices, crop nutrient and other crop input costs or the level of the crop nutrient remaining in the soil following the previous harvest. Farmers are more likely to increase application rates when crop prices are relatively high, crop nutrient and other crop input costs are relatively low and the level of the crop nutrient remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forego application when farm economics are weak or declining or the level of the crop nutrients remaining in the soil is relatively high. This variability in application rates can materially accentuate the cyclicality in prices for our future products and our sales volumes.

Uncertainties created by global economic events can adversely affect our business.

        A global economic crisis could adversely affect our business and impact our financial results. A continuation or worsening of current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns, could have a material adverse effect on our sales, margins and profitability.

Risks Relating to our Shares

There is no active public market for our shares and we cannot assure you that an active trading market will be established or maintained.

        Our common stock is eligible for trading on the OTC Bulletin Board trading system. The OTC Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of share price volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

  •
  The lack of readily available price quotations;

  •
  The absence of consistent administrative supervision of "bid" and "ask" quotations;

  •
  Lower trading volume; and

  •
  Market conditions.

The market price and trading volume of our shares may be volatile, and you may not be able to resell your shares at or above what you paid for them.

        The price of our shares may fluctuate widely, depending upon many factors, including:

  •
  The perceived prospects for natural resources in general;

  •
  Differences between our actual financial and operating results and those expected by investors;

  •
  Changes in the share price of public companies with which we compete;

  •
  News about our industry and our competitors;

  •
  Changes in general economic or market conditions including broad market fluctuations;

  •
  Adverse regulatory actions; and

  •
  Other events or factors, many of which are beyond our control.

        Our shares may trade at prices significantly below current levels, in which case holders of the shares may experience difficulty in reselling, or an inability to sell, the shares. In addition, when the market price of a company's common equity drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources away from the day-to-day operations of our business.

We have a number of common stock warrants outstanding that if converted would dilute existing shareholders and could depress the market price of our common stock. We may also issue additional warrants and shares of our common stock in the future.

        We have issued warrants to purchase an aggregate of 10,497,363 shares of our common stock. We may also issue additional warrants and shares of our common stock in the future and this could lower the market price of our common stock.

We incur increased costs as a result of being an operating public company.

        As a public company, we incur increased legal, accounting and other costs that we would not incur as a private company. The corporate governance practices of public companies are heavily regulated. For example, public companies are subject to the Sarbanes-Oxley Act of 2002, related rules and regulations of the Securities and Exchange Commission, as well as the rules and regulations of any exchange or quotation service on which a company's shares may be listed or quoted.

Our common stock could be considered a "penny stock" making it difficult to sell.

        The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Our stock trades infrequently and in the past several months trades have been reported both above and below $5.00 per share on the OTC Bulletin Board. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

We cannot assure that we will list our common stock on any national securities system or exchange.

        Although we intend to apply to list our common stock on an exchange other than the OTC Bulletin Board, we do not currently meet the initial listing standards for many exchanges and we cannot assure that we will be able to qualify for and maintain a listing of our common stock on any stock exchange in the future.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of the shares.

        Our stock is not currently covered by any securities analyst and we cannot assure you that securities analysts will cover our company going forward. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of the shares. The trading market for the shares will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades the shares, the trading price of the shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of the shares to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 3.    Legal Proceedings

        The Company is not a party to any pending material legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

        On March 22, 2011 our common stock began trading on the OTC Bulletin Board trading system under the symbol "PGRX". Prior to that there was no established trading market for our common stock.

        The following table sets forth the high and low bid prices for our common stock for the respective periods, as reported on the OTC Bulletin Board trading system.

Year	Quarter	High	Low
2011	First Quarter (March 22 - 31)	$3.20	$3.20
	Second Quarter	4.00	2.85
	Third Quarter	7.75	3.75
	Fourth Quarter	8.50	4.00

Holders

        As of March 15, 2012, there were approximately 64 holders of record of our common stock based upon information provided by our transfer agent.

Dividends

        We have never declared or paid dividends on our common stock nor do we anticipate paying any cash dividends on our common stock within the foreseeable future. Our board of directors has the ability and may so choose to declare cash dividends on our common stock, at their discretion, in the future. In their determination to declare dividends, the board will consider, among other factors, the company's financial positions, results of operations, cash requirements, and any applicable outstanding covenants.

Equity Compensation Plans

        See Note 10—Stock Based Compensation within the accompanying financial statements for information related to our equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

        Between December 16, 2011 and February 22, 2012 we issued an aggregate of 1,648,529 units consisting of a share of common stock and a one-year warrant to acquire a share of common stock at an exercise price of $4.25 to 21 unaffiliated accredited investors. The purchase price per unit was $4.25, and we received aggregate proceeds of $7,006,248 from these sales. We issued a warrant to purchase 70,588 shares of common stock at an exercise price of $5.02 to a placement agent in connection with one of these sales. The placement agent warrant expires on the later of January 31, 2014 or, if we offer securities in a public offering prior to such date, the date that is 180 days following the expiration of any lock-up period applicable to the holder of the warrant in connection with such public offering. Additionally, 100,000 shares were issued to COR Advisors, our investor relations consultant, for services rendered.

        Issuance of the shares described above was not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption since the issuance of the securities by us did not involve a public offering and the purchasers are all accredited investors as defined in Regulation D under the Securities Act. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. In addition, these shareholders have the necessary investment intent as required by Section 4(2) since each agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6.    Selected Financial Data

        As a smaller reporting company we are not required to provide this information. See Item 8. Financial Statements and Supplementary Data.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

        We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. See Section 1A—Risk Factors in this Annual Report.

Plan of Operation

        We are a development stage company engaged in the exploration, development and mining of potash in the Holbrook Basin of eastern Arizona. We believe that potash, along with other global commodities, exhibits long term global demand strength and limited supply. Instead of relying on the traditional supply push of manufacturing whereby manufacturers push large quantities of standardized commodities into the market, we plan to capitalize on the growing demand of these commodities in both developed and emerging markets.

        Prospect operates the Holbrook Basin potash exploration acreage, through its 50% ownership in AWP, which is described under the caption "American West Potash LLC" above.

Results of Operations

Revenue

        For the year ended December 31, 2011 and from August 5, 2010 (Inception) to December 31, 2011, the Company had no revenue.

Exploration Expense

        Exploration expense for the year and cumulative period ended December 31, 2011 totaled $5,600,288 and $5,600,288, respectively. Exploration expenses incurred in 2011 included $1,015,116, $4,430,677 and $154,495 attributable to seismic, drilling and permitting/environmental, respectively. For all periods, exploration expenses were related to AWP's activities in the Holbrook Basin area of eastern Arizona.

General and Administrative Expense ("G&A")

        General and administrative expense for the year and cumulative period ended December 31, 2011 totaled $12,671,435 and $13,414,489, respectively. G&A expenses incurred during 2011 included $8,903,978, $2,993,407, and $774,050 related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively. From Inception through December 31, 2011, G&A expenses incurred included $9,372,032, $3,234,407, and $808,050 related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively.

        Included within G&A expenses above are Rental expenses of $51,825 and $58,554 for the year and cumulative period ended December 31, 2011.

Derivative Losses

        Derivative losses for the year and cumulative period ended December 31, 2011 totaled $54,765,601. These derivative losses relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also includes the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

        Our common stock is traded in the over-the-counter market and historically has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity's stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. Our common stock continues to be traded infrequently and in small volumes, which makes us believe that it may not provide the best indication of fair value. Derivative financial instruments associated with the losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of September 30, 2011 and November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represent the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates. Refer to Note 6—Convertible Notes in the accompanying financial statements for additional information.

Loss on Debt Extinguishment

        We incurred a $2,000,000 loss on debt extinguishment for the year ended December 31, 2011. This loss is addressed in the discussion of the Merkin Note in Note 6—Convertible Notes of the accompanying financial statements.

Interest Expense

        Net interest expense for the year and cumulative period ended December 31, 2011 totaled $2,044,808 and $2,059,083, respectively. Net interest expense incurred in 2011 included $461,239 and $1,585,044 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively. From August 5, 2010 (Inception) through December 31, 2011, net interest expense included $475,843 and $1,585,044 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

        None.

Liquidity and Capital Resources

        As of December 31, 2011, Prospect had approximately $9.2 million in cash, compared to approximately $643,000 as of December 31, 2010. Since inception, we have raised and relied almost exclusively on private placements of common stock and convertible notes to fund our operations. Year-to-date and since August 5, 2010 (Inception), we have raised approximately $19.2 and $20.3 million dollars through the issuance of convertible notes and common stock to founding stockholders and outside investors. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise additional funds. While we intend to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts. We also need to raise additional money to fund significant capital and operating expenses we anticipate to incur throughout 2012.

        The following table summarizes our cash flows for the periods indicated:

	Twelve months ended December 31, 2011	Cumulative from August 5, 2010 (Inception) through December 31, 2011
Net cash used in operating activities	$(8,271,153)	$(8,726,882)
Net cash used in investing activities	$(358,498)	$(363,279)
Net cash provided by financing activities	17,194,110	18,297,522

Increase in cash and cash equivalents	$8,564,459	$9,207,361

        Cash used in operating activities during 2011 was primarily related to the continuation of our exploration activity in the Holbrook Basin (including costs associated with obtaining the Resource Calculation and PEA) and other corporate general and administrative expenses. The net cash used in investing activities predominantly pertains to the Company's acquisition of adjacent and complementary acreage and the exercising of options to obtain mineral rights in the Holbrook Basin. The net cash provided by financing activities predominantly relates to the issuances of convertible notes and common stock.

        Excluding the notes converted in connection with the reverse merger (as discussed in Note 1—Organization and Business Operations in the accompanying financial statements), outstanding debt throughout the year was comprised of five convertible, secured promissory notes, each secured by all of our assets on a pari passu basis with each of the other notes. On November 22, 2011, we completed a qualified financing (defined as Prospect's sale of securities in a transaction or series of transactions for at least $10,000,000), resulting in the conversion of these notes into our common stock. As of December 31, 2011, we had no outstanding debt.

        Further information relating to each of the convertible notes outstanding throughout the year is provided in Note 6—Convertible Notes in the accompanying financial statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is included in Note 2—Summary of Significant Accounting Principles in the accompanying financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Note Regarding Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Holbrook Basin in Arizona, as well as statements regarding intended value creation; our opinion about future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties, companies or interests in companies with a potash reserve base; our plan to prove up reserves by acquiring seismic data and drilling and coring test holes; our plan to begin the environmental and permitting process, preliminary mine design and bankable feasibility study, which we estimate to complete this year; our plan of exploration; the viability of a potash mine in the Holbrook Basin; the economic benefits of a potash mine; future sales of state leases and permits; our intention to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments; our anticipation of raising and contributing to AWP and raising additional money to fund our general corporate expenses; our ability to further implement our business plan and generate revenue; our anticipation of investing considerable amounts of capital to establish production from our mining project; our anticipation of our ability to generate reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

        Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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
  Our common stock being a "penny stock;"

  •
  Our failure to list our common stock on any national securities system or exchange; and

  •
  The failure of securities analysts to initiate coverage of our shares or their issuance of negative reports.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As a smaller reporting company we are not required to provide this information.

Item 8.    Financial Statements and Supplementary Data

Prospect Global Resources Inc.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

CONTENTS
Report of Independent Registered Public Accounting Firm	22
Financial Statements:
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	23
Consolidated Statements of Operations for the twelve months ended December 31, 2011, for the period August 5, 2010 (Inception) through December 31, 2010 and for the cumulative period from August 5, 2010 (Inception) through December 31, 2011	24
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, for the period August 5, 2010 (Inception) through December 31, 2010 and for the cumulative period from August 5, 2010 (Inception) through December 31, 2011	25
Consolidated Statements of Shareholders' Equity as of December 31, 2011, December 31, 2010 and August 5, 2010 (Inception)	26
Notes to Consolidated Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prospect Global Resources, Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Prospect Global Resources, Inc. and Subsidiaries (a development stage company, the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year ended December 31, 2011, the period from August 5, 2010 (Inception) to December 31, 2010, and the cumulative period from August 5, 2010 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prospect Global Resources, Inc. and Subsidiaries, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011, the period from August 5, 2010 (Inception) to December 31, 2010, and the cumulative period from August 5, 2010 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

                      Ehrhardt Keefe Steiner & Hottman PC

March 30, 2012
Denver, Colorado

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$9,207,361	$642,902
Accounts receivable	780	—
Related party receivable	25,000	27,849
Related party credit facility	—	77,616
Prepaid expense	74,128	—
Other current assets	15,625	7,899

Total current assets	9,322,894	756,266

Noncurrent assets
Mineral properties	12,091,249	—
Equipment, (net of accumulated depreciation of $2,804 and $239, respectively)	19,226	4,542
Deposits	65,000	—

Total noncurrent assets	12,175,475	4,542

Total assets	$21,498,369	$760,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$60,654	$270,711
Accrued liabilities	1,325,121	134,164
Convertible notes, net of umamortized discount	—	1,048,863

Total current liabilities	1,385,775	1,453,738

Grandhaven Option (Note 8)	4,060,635	—

Total liabilities	$5,446,410	$1,453,738
Commitments and Contingencies (Note 14)
SHAREHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 37,789,174 and 17,788,638 issued and outstanding at December 31, 2011 and 2010, respectively	37,789	17,789
Additional paid-in capital	82,853,631	46,610
Losses accumulated in the development stage	(74,756,513)	(757,329)

Total shareholders' equity—Prospect Global Resources Inc.	8,134,907	(692,930)
Non-controlling interest	7,917,052	—

Total shareholders' equity	16,051,959	(692,930)

Total liabilities and shareholders' equity	$21,498,369	$760,808

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

	Twelve Months Ended December 31, 2011	August 5, 2010 (Inception) through December 31, 2010	Cumulative from August 5, 2010 (Inception) through December 31, 2011
Expenses:
Exploration expense	$5,600,288	$—	$5,600,288
General and administrative	12,671,435	743,054	13,414,489

Total expenses	18,271,723	743,054	19,014,777

Loss from operations	(18,271,723)	(743,054)	(19,014,777)
Other expense:
Derivative losses	(54,765,601)	—	(54,765,601)
Loss on debt extinguishment	(2,000,000)	—	(2,000,000)
Interest, net	(2,044,808)	(14,275)	(2,059,083)

Total other expense	(58,810,409)	(14,275)	(58,824,684)

Income tax expense	—	—	—
Net loss	(77,082,132)	(757,329)	(77,839,461)

Net loss attributable to non-controlling interest	3,082,948	—	3,082,948

Net loss attributable to Prospect Global Resources Inc.	$(73,999,184)	$(757,329)	$(74,756,513)

Earnings per share
Basic and diluted
Loss per share	$(3.36)	$(0.05)	$(3.71)
Weighted average number of shares outstanding	22,046,150	15,161,701	20,153,612

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

	Twelve Months Ended December 31, 2011	August 5, 2010 (Inception) through December 31, 2010	Cumulative from August 5, 2010 (Inception) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,082,132)	$(757,329)	$(77,839,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	2,099,273	9,000	2,108,273
Derivative expense	54,765,601	—	54,765,601
Loss on debt extinguishment	2,000,000	—	2,000,000
Stock Based Compensation	7,609,103	850	7,609,953
Interest expense	2,044,808	—	2,044,808
Depreciation	2,565	239	2,804
Changes in assets and liabilities:
Related party receivable	27,069	(27,849)	(780)
Related party credit facility	77,616	(77,616)	—
Other current assets	(7,726)	(7,899)	(15,625)
Deposits	(65,000)	—	(65,000)
Accounts payable	(210,057)	270,711	60,654
Accrued liabilities	467,727	134,164	601,891

Net cash used in operating activities	$(8,271,153)	$(455,729)	$(8,726,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(341,249)	$—	$(341,249)
Acquisition of equipment	(17,249)	(4,781)	(22,030)

Net cash used in investing activities	$(358,498)	$(4,781)	$(363,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$8,000,000	$1,048,863	$9,048,863
Merkin note amendment	(2,000,000)	—	(2,000,000)
Proceeds from common stock issued	11,194,110	54,549	11,248,659

Net cash provided by financing activities	$17,194,110	$1,103,412	$18,297,522
Net increase in cash	8,564,459	642,902	9,207,361
Cash and cash equivalents- beginning of period	642,902	—	—

Cash and cash equivalents—end of period	$9,207,361	$642,902	$9,207,361

Cash paid for interest	$—	$—	$—
Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$(9,492,918)	$—	$(9,492,918)
Common stock attributable to reverse merger	$1,735	$—	$1,735
Fair value of land contributed by non-controlling interest	$(11,000,000)	$—	$(11,000,000)
Note receivable in exchange for shares of common stock	$(750,000)	$—	$(750,000)
Warrants issued and recorded as deferred financing costs	$(42,600)	$—	$(42,600)
Grandhaven Option, net of $25,000 receivable	$4,035,635	$—	$4,035,635
Accrued lease payments	$750,000	$—	$750,000

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(a Development Stage Company)

	Common Stock			Losses Accumulated in the Development Stage
			Additional Paid- in Capital		Non- Controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	—	$—
Stock issued	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Stock issued for services	525,000	525	8,475	—	—	9,000
Net loss	—	—	—	(757,329)	—	(757,329)

Balance at December 31, 2010	17,788,638	$17,789	$46,610	$(757,329)	$—	$(692,930)
Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued in private placements	2,677,626	2,677	7,167,980	—	—	7,170,657
Stock issued for services	2,016,667	2,017	2,169,960	—	—	2,171,977
Stock-based compensation	700,000	700	7,608,403	—	—	7,609,103
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	12,871,243	12,871	65,862,413	—	—	65,875,284
Net loss	—	—	—	(73,999,184)	(3,082,948)	(77,082,132)

Balance at December 31, 2011	37,789,174	$37,789	$82,853,631	$(74,756,513)	$7,917,052	$16,051,959

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(A Development Stage Company)

Note 1—Organization and Business Operations

Introduction

        Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, "Prospect," the "Company," "we," "us," or "our"), is a development stage company engaged in the exploration and development of a potash mine in the Holbrook Basin of eastern Arizona. The Company's potash project in the Holbrook Basin of eastern Arizona possesses multiple inherent competitive advantages. We've assembled a large contiguous leasehold position of approximately 94,000 acres of solely private and state leases. During 2011, the completion of the NI 43-101 resource calculation ("Resource Calculation") de-risked the geology of our project and the preliminary economic assessment ("PEA") de-risked the economics of our project. According to the findings in both the Resource Calculation and PEA, Prospect has a long-lived, high quality resource, capable of producing 2 million tonnes of potash annually, with an estimated life of 40 years.

Company Structure

        On February 11, 2011, the Company completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation incorporated on August 5, 2010 ("Old Prospect Global"), as further described below. The Company conducts its operations through its wholly-owned subsidiary Old Prospect Global, which owns a 50% operated interest in American West Potash LLC, a Delaware limited liability company ("AWP"), as further described below. All references to "Triangle" in these Notes to Consolidated Financial Statements refer to the Company prior to the merger, at which time its name was Triangle Castings, Inc.

American West Potash LLC

        AWP commenced operations on January 21, 2011, the date on which the Company and The Karlsson Group ("Karlsson") executed the Third Amended and Restated Operating Agreement (the "Operating Agreement"). Pursuant to the Operating Agreement, Karlsson transferred to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres in the Holbrook Basin in exchange for a 50% equity interest in AWP. Under the terms of the Operating Agreement, the Company had until 90 days following the delivery of a NI 43-101 compliant mineral resource estimate report (as further described below) to invest a total of $11,000,000 in AWP in order for it to maintain its full 50% equity interest in AWP. This report was delivered on October 17, 2011 and Prospect completed its $11,000,000 contribution on November 23, 2011.

        The NI 43-101 is a technical resource report ("NI 43-101 report"), prepared and issued by a third party natural resource expert, delineating the potash resource on AWP's acreage. The NI 43-101 report is filed as an exhibit to the Company's Current Report on Form 8-K filed on October 19, 2011. This report is not compliant with SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Prospect currently plans to perform additional in-field drilling and activities necessary to potentially advance the resource to proven and probable reserves in accordance with Industry Guide 7.

        On July 27, 2011, AWP entered into a Potash Sharing Agreement ("Sharing Agreement") covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to its existing mineral rights covering 50 mineral estate sections in the Holbrook

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 1—Organization and Business Operations (Continued)

Basin of eastern Arizona. This Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during development of AWP's mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the Sharing Agreement is for perpetuity or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP. The owners of the mineral estates can also terminate the agreement upon specified defaults by AWP, some following cure periods. With this acquisition, AWP now controls approximately 94,000 acres, comprised of approximately 26,000 acres of Arizona State Land Department leases and approximately 68,000 acres of private leases.

Reverse Merger

        On February 11, 2011, the Company, under its former name, Triangle Castings, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly-owned subsidiary Prospect Global Acquisition Inc., Old Prospect Global and Denis M. Snyder. Mr. Snyder was a majority stockholder of Triangle at the time. Pursuant to the terms of the Merger Agreement, Triangle's wholly-owned subsidiary Prospect Global Acquisition Inc. executed a reverse merger with and into Old Prospect Global, with Old Prospect Global surviving the merger. As a result, Old Prospect Global became Triangle's wholly-owned subsidiary and Triangle changed its name to Prospect Global Resources Inc.

        The merger is treated as a reverse merger for financial accounting purposes. Old Prospect Global has been treated as the acquirer for accounting purposes, whereas the Company has been treated as the acquirer for legal purposes. Accordingly, the historical financial statements of the Company before the merger, under its former name Triangle Castings, Inc., were and will be replaced with the historical financial statements of Old Prospect Global in this and all future filings with the Securities and Exchange Commission ("SEC"). Before the merger, Triangle had 6,735,000 shares of common stock issued and outstanding, of which Denis M. Snyder held 5,000,000 shares. Old Prospect Global had 19,405,305 shares of common stock issued and outstanding before the merger. Old Prospect Global's stockholders were predominantly the founding stockholders who were comprised of private institutions and individuals. Upon completion of the merger and pursuant to the terms of the Merger Agreement:

  •
  The 5,000,000 shares of Triangle common stock held by Denis M. Snyder were cancelled for no consideration;

  •
  The remaining 1,735,000 shares of Triangle common stock issued and outstanding before the merger remained issued and outstanding after the merger; the merger did not cause any change in ownership of these shares;

  •
  Each share of common stock of Prospect Global Acquisition Inc., Triangle's then-wholly-owned merger entity, was converted into one share of common stock of Old Prospect Global as the surviving corporation; and

  •
  Each of the 19,405,305 shares of Old Prospect Global common stock was converted into one share of the Company's common stock.

        The merger triggered the automatic conversion of $1,048,863 of Old Prospect Global's convertible notes and $26,770 of accrued interest into 358,559 shares of Old Prospect Global's shares of common

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 1—Organization and Business Operations (Continued)

stock, which, in turn, were converted into shares of the Company's common stock upon the completion of the merger. Upon completion of the merger, the Company had 21,498,864 shares of common stock issued and outstanding.

Note 2—Summary of Significant Accounting Principles

        This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

Basis of Presentation

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the instructions to Form 10-K and applicable Articles of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.

Principles of Consolidation

        The Company is the 50% owner of AWP, operates and controls AWP, and accordingly provides the consolidated financial statements for the Company and AWP. Both entities have the same year end. The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to Karlsson and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

Development Stage

        As of December 31, 2011, the Company is considered a development stage enterprise. During much of 2011, Prospect was considered to be an exploration stage entity as most of its efforts were devoted to raising capital and exploring for potash. As of December 31, 2011, none of the Company's mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. However, on October 17, 2011, the Company received a final NI 43-101 report on its AWP potash exploration property in the Holbrook Basin area of eastern Arizona. This report further delineates AWP's potash resources, and in conjunction with the completion of the PEA in December 2011, the Company has transitioned from an exploration to a development stage company. Further analysis, including additional in-fill drilling and feasibility study, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 2—Summary of Significant Accounting Principles (Continued)

Use of Estimates

        The preparation of the Company's consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company's consolidated financial statements include the fair value of mineral interests contributed by the Karlsson Group; the calculation of certain conversion features of the Company's secured convertible notes; the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation expense; and the liability associated with the Grandhaven Option (see Note 8—Grandhaven Option).

Cash and Cash Equivalents

        As of December 31, 2011, the Company had no cash equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. During the course of our operations, our balance of cash and cash equivalents held in bank accounts may exceed amounts covered by the Federal Deposit Insurance Corporation (FDIC).

Equipment

        Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. Estimated useful lives of assets currently held range from 5-10 years. The Company's policy is to review equipment for impairment at least annually.

Mineral Properties

        Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 12—Mineral Properties for additional information.

Exploration Expense

        Exploration expense includes geological and geophysical work performed on areas that do not yet have proven or probable reserves. These costs are expensed as incurred.

Financial Instruments

        Prospect's financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, warrants, secured convertible notes, and derivative financial instruments. We carry cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 2—Summary of Significant Accounting Principles (Continued)

        We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements, that contain embedded derivative features. These instruments were carried as derivative liabilities, at fair value, in our financial statements until their conversion into common stock on November 22, 2011. Refer to Note 6—Convertible Notes for additional information.

Income Taxes

        The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

        The Company also reports taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest or penalties recognized in the statement of operations or accrued on the balance sheet.

Loss per Share

        Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2011 and 2010 and from August 5, 2010 (Inception) to December 31, 2011, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 13—Loss per Share for additional information.

Stock-Based Compensation

        The Company recognizes compensation expense for share-based payments based on the estimated fair value of the awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each issuance's respective service period.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 2—Summary of Significant Accounting Principles (Continued)

Warrants

        The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 6—Convertible Notes, Note 7—Derivative Financial Instruments and Note 11—Shareholders' Equity for additional information.

Recent Accounting Pronouncements

        The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 3—Prepaid Expense

        On July 5, 2011, the Company entered into a fee agreement with Brownstein Hyatt Farber Schreck LLP ("Brownstein Hyatt"), pursuant to which Brownstein Hyatt provides government relations services to us. As compensation for these services, the Company issued Brownstein Hyatt 100,000 fully vested shares of the Company's common stock. As part of this same transaction, Brownstein Hyatt purchased 200,000 shares of the Company's common stock in exchange for a promissory note to us in the amount of $750,000 (representing the fair market value of the stock on the purchase date). This promissory note, which bears interest at the rate of .37% and matures on July 5, 2012, is secured by the 200,000 shares of common stock purchased and a twenty percent recourse obligation from Brownstein Hyatt. In accordance with this agreement, the principal amount of the promissory note was reduced by $375,000 on August 15, 2011 based on services performed. The balance at December 31, 2011 is net of $300,872 of amortization, which accrues ratably over the service period. The net balance of $74,128 has been reflected in the balance sheet as a note receivable. On February 3, 2012 the principal amounts of the promissory note was reduced by an additional $375,000 as service was performed.

Note 4—Deposits

        In the normal course of business, the Company is from time to time required to post cash deposits with certain vendors and governmental agencies. As of December 31, 2011, we had two such deposits, both with government agencies in the amounts of $50,000 and $15,000, respectively. Due to the long-term nature of these deposits, they have been reflected in the balance sheet as long term assets.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 5—Accrued Liabilities

        Accrued Liabilities included:

	December 31, 2011	December 31, 2010
Payments Due Landowners	$750,000	$—
Buffalo Management (Refer to Note 9—Related Party Transactions)	257,500	125,000
Other Consultants	185,480	—
Legal	105,296	—
Other	26,845	9,164

Total Accrued Liabilities	$1,325,121	$134,164

Note 6—Convertible Notes

        As of December 31, 2011, the Company had no outstanding convertible notes.

        In connection with the reverse merger, $1,048,863 of the Company's outstanding convertible notes, which were issued in 2010, and $26,770 of accrued interest, converted into 358,559 shares of common stock on February 11, 2011.

        Throughout 2011, the Company issued various secured convertible notes. On November 22, 2011, these convertible notes and their associated interest were converted into common stock, as further outlined below. The following notes were outstanding prior to their conversion on November 22, 2011:

Secured Convertible Notes
$2,000,000 face value secured convertible note due January 24, 2012
$500,000 face value secured convertible note due January 24, 2012
$2,500,000 face value secured convertible note due April 24, 2012
$1,500,000 face value secured convertible note due August 3, 2012
$1,500,000 face value secured convertible note due September 18, 2012

$2,000,000 Merkin Secured Convertible Note

        On January 24, 2011, we issued a $2,000,000 face value secured convertible note, due January 24, 2012, to Dr. Richard Merkin (the "Merkin Note") for net proceeds of $2,000,000. The Merkin Note accrued interest at 10% per annum, payable in cash at maturity. Principal and interest were convertible at the option of the holder at any time during the term to maturity into a fixed number of 10,538,583 shares of our common stock, subject to adjustment solely for capital reorganization events. The Merkin Note also contained certain traditional default provisions that were linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. In addition, the holder was entitled to designate one member of our Board of Directors while the Merkin Note was outstanding or the holder owns at least 1,000,000 shares of our common stock.

        Concurrent with the issuance of the Merkin Note, we entered into an agreement with Dr. Merkin that provided for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $15,000,000, following conversion of the Merkin Note, if ever, without expiration. The fixed monetary amount would have been settled solely by our

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 6—Convertible Notes (Continued)

issuance of additional shares of our common stock. Upon issuance and until converted on November 22, 2011, the number of shares necessary to settle this contingent obligation was undeterminable since it was tied to the future values of our common stock.

        On April 20, 2011, we entered into an amendment with Dr. Merkin. This amendment added an automatic conversion feature in which the principal and all interest convert automatically into 10,538,583 shares of our common stock upon our completion of a Qualified Financing (defined as the Company's sale of securities in a transaction or series of transactions of at least $10,000,000). Dr. Merkin also agreed to the deletion of the majority of the negative covenants in the Merkin Note. In exchange for these modifications, we agreed to pay Dr. Merkin a fee of $2,000,000 upon the completion of a Qualified Financing. We analyzed the modification under applicable accounting standards and determined that extinguishment accounting was applicable since the change in cash flows as a result of the amendment was substantial in that it was greater than ten percent (10%). As a result of the modification, we recorded a loss on debt extinguishment of $2,000,000 with the offsetting charge to accrued liabilities for the future payment of $2,000,000 to Dr. Merkin. On November 22, 2011, the Company completed a Qualified Financing resulting in the conversion of the Merkin Note and accrued interest into 10,538,583 shares of our common stock as well as payment of the $2,000,000 to Dr. Merkin.

$500,000 COR Secured Convertible Note

        On March 11, 2011, we issued a $500,000 face value secured convertible note, due January 24, 2012, to COR Capital, LLC (the "COR Note") for net proceeds of $500,000. The COR Note accrued interest at 10% per annum, payable in cash at maturity. Principal and interest was convertible at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $3.60. On November 22, 2011 the COR Note and accrued interest was converted into 178,356 shares of our common stock.

        Concurrent with the issuance of the COR Note, we entered into an agreement with the holder that provided for a guaranteed post-conversion sales value of $3.00 per converted share with a monetary obligation not to exceed a fixed amount of $600,000, following conversion of the COR Note, if ever, without expiration. The fixed monetary amount would have been settled solely by our issuance of additional shares of our common stock. Upon issuance and until converted on November 22, 2011, the number of shares necessary to settle this contingent obligation was undeterminable since it was tied to the future values of our common stock.

        On April 20, 2011, we entered into a waiver agreement with COR Capital, LLC. As consideration for consenting to the amendment to the Merkin Note, we issued to COR Capital, LLC a warrant to purchase up to 66,667 of our common stock at a per share purchase price equal to the per share conversion price of the COR Note, or $3.00. We analyzed the modification under applicable accounting standards and determined that extinguishment accounting was not applicable because the change in cash flows as a result of the amendment was not substantial. COR Capital, LLC exercised the warrants on October 25, 2011 on a non-cash basis resulting in the Company issuing 40,861 common shares.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 6—Convertible Notes (Continued)

$2,500,000 Hexagon Secured Convertible Note

        On April 25, 2011, we issued a $2,500,000 face value secured convertible note, due April 24, 2012, to Hexagon Investments, LLC (the "Hexagon Note") for net proceeds of $2,500,000. The Hexagon Note accrued interest at 10% per annum, payable in cash at maturity. Principal and interest was convertible at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events. On November 22, 2011, a qualified financing resulted in the automatic conversion of the Hexagon Note and accrued interest into 881,507 shares of our common stock at a conversion price of $3.00 per share.

        In connection with the issuance of the Hexagon Note, we issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to 666,667 of our shares at an exercise price per share equal to the conversion price per share of the Hexagon Note, or $3.00. The second warrant is exercisable until April 25, 2014 for up to 2,500,000 of our shares at the same exercise price per share.

$1,500,000 Avalon Secured Convertible Note

        On August 3, 2011, we issued a $1,500,000 face value secured convertible note, due August 3, 2012 to Avalon Portfolio, LLC (the "Avalon Note") for net proceeds of $1,500,000. The Avalon Note accrued interest at 10% per annum, payable in cash at maturity. Principal and interest were convertible at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $3.00 per share subject to adjustment for capital reorganization events. On November 22, 2011, a qualified financing resulted in the automatic conversion of the Avalon Note and accrued interest into 515,205 shares of our common stock at a conversion price of $3.00 per share.

        In connection with the issuance of the Avalon Note, we issued Avalon a warrant to purchase our common stock. The warrant is exercisable until February 3, 2014 for up to 1,900,000 of our shares at an exercise price per share equal to the conversion price per share of the Avalon Note.

$1,500,000 Hexagon Secured Convertible Note

        On September 19, 2011, we issued a $1,500,000 face value secured convertible note, due September 18, 2012 to Hexagon Investments, LLC (the "Second Hexagon Note") for net proceeds of $1,500,000. The Second Hexagon Note accrued interest at 10% per annum, payable in cash at maturity. Principal and interest were convertible at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $4.00 per share subject to adjustment for capital reorganization events. On November 22, 2011, a qualified financing resulted in the automatic conversion of the Second Hexagon Note and accrued interest into 399,033 shares of our common stock at a conversion price of $3.83.

        In connection with the issuance of the Second Hexagon Note, we issued Hexagon Investments, LLC a warrant to purchase shares of our common stock. The warrant is exercisable until September 18, 2013 for up to 980,392 of our shares at an exercise price per share equal to the conversion price per share of the Second Hexagon Note.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 6—Convertible Notes (Continued)

Accounting for the Secured Convertible Notes

        We evaluated the terms and conditions of the secured convertible notes upon their issuance and while they remained outstanding. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection feature of the COR Note, automatic conversion provision of the Hexagon Note and the make whole provisions of the Merkin Note, COR Note, Avalon Note, Hexagon Note and Second Hexagon Note) were also not considered clearly and closely related to the host debt instruments. These features individually were not afforded the exemption normally available to derivatives indexed to a company's own stock. Accordingly, our evaluation resulted in the conclusion that these compound derivative financial instruments required bifurcation and liability classification, at fair value. These compound derivative financial instruments consisted of (i) the embedded conversion features and the (ii) down-round protection features.

Accounting for the Warrants

        Based on the terms and conditions of the convertible notes, we concluded the associated warrants did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants required classification as liabilities, measured at fair value both at inception and subsequently.

        The following table reports the allocation of the purchase on the financing dates:

Secured Convertible Notes	Merkin Note $2,000,000 Face Value	COR Note $500,000 Face Value	Hexagon Note $2,500,000 Face Value	Avalon Note $1,500,000 Face Value	Second Hexagon Note $1,500,000 Face Value
Proceeds	$(2,000,000)	$(500,000)	$(2,500,000)	$(1,500,000)	$(1,500,000)
Compound embedded derivative	10,068,182	332,539	459,989	707,500	432,500
Warrant derivative liability	—	—	3,954,333	5,147,100	2,134,688
Day-one derivative loss	(8,068,182)	—	(1,914,322)	(4,354,600)	(1,067,188)

Carrying value	$—	$167,461	$—	$—	$—

        The carrying value of the secured convertible notes at December 31, 2011 and 2010 was $0.

        Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $1,585,044 during the period from August 5, 2010 (Inception) to December 31, 2011 and for the year ended December 31, 2011.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 7—Derivative Financial Instruments

Derivative Liabilities

        As of December 31, 2011, the fair values of the compound embedded derivatives and the warrant derivative liabilities were $0. As discussed in Note 6, the secured convertible notes were converted into common stock on November 22, 2011. As a result of the conversions, the compound embedded derivatives were eliminated, as they existed because of and derived their values from the notes. Additionally, the warrant derivative liabilities were eliminated. From the inception of the financings through November 22, 2011, the warrants were required to be classified as derivative liabilities due to the down-round protection features, automatic conversion provisions, and the make-whole provisions contained in the secured convertible notes. Since the secured convertible notes were converted on November 22, 2011, the warrants are no longer required to be carried as derivative liabilities as the provisions and features giving rise to the warrant liabilities were also eliminated. As such, the warrants were reclassified to stockholders' equity on November 22, 2011.

        The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the year ended December 31, 2011. No gain (loss) was recognized for the period August 5, 2010 (Inception) through December 31, 2010.

Our financings giving rise to derivative financial instruments and the income effects:	Twelve Months Ended December 31, 2011
Compound embedded derivatives:
$2,000,000 face value secured convertible note due January 24, 2012	$(29,487,779)
$500,000 face value secured convertible note due January 24, 2012	106,039
$2,500,000 face value secured convertible note due April 24, 2012	(769,178)
$1,500,000 face value secured convertible note due August 3, 2012	(139,000)
$1,500,000 face value secured convertible note due September 18, 2012	(122,135)

(30,412,053)
Day-one derivative loss:
$2,000,000 face value secured convertible note due January 24, 2012	(8,068,182)
$2,500,000 face value secured convertible note due April 24, 2012	(1,914,322)
$1,500,000 face value secured convertible note due August 3, 2012	(4,354,600)
$1,500,000 face value secured convertible note due Sept. 18, 2012	(1,067,188)

(15,404,292)
Warrant derivative liabilities:
Hexagon Warrant 1	(968,000)
Hexagon Warrant 2	(4,095,000)
Hexagon Warrant 3	(133,125)
COR Warrant	(71,200)
Buffalo Warrant	(3,393,131)
Avalon Warrant	(288,800)

(8,949,256)

Total derivative loss	$(54,765,601)

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 7—Derivative Financial Instruments (Continued)

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

        We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measured all our derivative financial instruments that were required to be measured at fair value on a recurring basis as of December 31, 2011, at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. However, as of December 31, 2011 none of our outstanding instruments require fair value measurement.

        The features embedded in the secured convertible notes were combined into one compound embedded derivative that we valued using the income valuation technique using the Monte Carlo valuation model. The Monte Carlo model was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. As of December 31, 2011, all of our compound embedded derivatives valued using the Monte Carlo model have been eliminated and thus no fair value measurements were required.

        The warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weights to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. As of December 31, 2011, none of our outstanding warrants require fair value measurement.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 7—Derivative Financial Instruments (Continued)

        The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Instruments
	2011	2010
Balance as of January 1	$—	$—
Total gains or losses (realized or unrealized):
Included in earnings	(38,244,169)	—
Warrant issuances	(12,395,861)	—
Warrant reclassification to shareholders' equity	20,227,977	—
Debenture issuances	(12,000,710)	—
Debenture conversion	42,412,763	—

Balance as of December 31	$—	$—

Note 8—Grandhaven Option

        On November 22, 2011, Prospect completed two transactions with entities related to Hexagon Investments, LLC (see further detail at Note 9—Related Party Transactions). As part of the consideration given within those transactions, Prospect must either (a) assign a 1% overriding royalty interest or (b) settle the obligation through issuance of the Company's common shares to a Hexagon related entity based on the estimated fair value of a 1% royalty interest at the time of exercise.

        Therefore, upon execution of the transaction, we recognized a non-recurring liability for the fair value of the obligation. In order to establish the fair value of a 1% overriding royalty interest and ultimately our performance obligation, we used the fair value hierarchy established by GAAP. We used the lowest level of input significant to the fair value measurement, measuring the fair value of the obligation using Level 3 inputs.

        Recognizing that the Grandhaven Option derives its value from the fair value of a 1% royalty interest, we used the income approach to estimate the fair value of a 1% royalty interest. The royalty is calculated based upon anticipated gross sales of potash. To calculate the value of the 1% royalty interest at inception, management developed a model to estimate the net present value (NPV) of future gross potash sales. The model probability weighted possible outcomes utilizing varying selling price and production inputs. The discount rate applied throughout the model represents Prospect's estimated cost of capital.

        Based on the above, the fair value for the Grandhaven Option upon issuance (November 22, 2011) was $4,060,635.

Note 9—Related Party Transactions

Buffalo Management LLC

        Pursuant to the Company's management services agreement with Buffalo Management LLC ("Buffalo"), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month,

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 9—Related Party Transactions (Continued)

(ii) a $5,000 monthly office expense, (iii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company's audited financial statements each year, (iv) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value, and (vi) an advisory fee equal to $650,000 with respect to the consummation of a transaction in which the Company merges with or becomes a wholly-owned subsidiary of a publicly traded company. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company's common stock valued at the market price (as defined in the management services agreement) of the Company's common stock on the day such election is made by Buffalo. On January 7, 2011, the Company and Buffalo reached an agreement whereby Buffalo received 1,516,667 shares of the Company's common stock, having an estimated fair value of $288,167, in lieu of all amounts then outstanding for management fees, office expenses and advisory fees. As of December 31, 2011, the Company has accrued $257,500 in professional and general and administrative expenses related to Buffalo and included in Accrued Liabilities. Based on the fees owed at December 31, 2011, the Company had enough shares available to satisfy settlement of the potential 30,294 shares had Buffalo elected to convert those unpaid fees into shares of the Company's stock. The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of the warrant.

        The Company also issued Buffalo a warrant to purchase shares of our common stock equal to 5% of the issued outstanding shares of our common stock on a fully-diluted basis on the exercise date at an exercise price per share to be determined based on the average market price of the common stock during a specified period. The warrant became exercisable following the first day on which the Company's market capitalization for each trading day in a period of 30 consecutive days exceeded $50,000,000, which occurred on June 21, 2011. This warrant grants Buffalo the right to purchase up to 1,813,539 shares of our common stock at an exercise price of $3.75 per share and expires June 21, 2016. Upon issuance, the warrant terms were evaluated and we concluded that they did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants required classification in our financial statements in liabilities. Upon conversion of the convertible notes on November 22, 2011, we re-evaluated the Buffalo warrants and concluded that they did meet the criteria for equity classification. Therefore, from November 22, 2011 forward, the warrants were no longer included in our financial statements as liabilities.

        Refer to Note 7—Derivative Financial Instruments, for additional information on the Buffalo warrant and our other common stock purchase warrants.

        Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management LLC. Chad Brownstein, one of our directors and our non-executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick Avery, our chief executive officer, owns a 10% non-voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 9—Related Party Transactions (Continued)

Brownstein Hyatt Farber Schreck, LLP

        On July 5, 2011, we entered into a Fee Agreement with Brownstein Hyatt Farber Schreck LLP, pursuant to which Brownstein Hyatt provides government relations services to us. Chad Brownstein, one of our directors, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global's principal outside legal counsel. Mr. Brownstein's father owns 600,000 shares of Prospect Global's common stock. Prospect Global has paid Brownstein Hyatt approximately $582,000 in legal fees since January 1, 2011, and approximately $37,000 payable to Brownstein Hyatt is included in accrued liabilities as of December 31, 2011. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global's common stock which was paid through issuance of a promissory note to Prospect Global in the amount of $750,000 (representing the fair value of the stock on the purchase date). Chad Brownstein, director and non-executive vice chairman, does not share in any of these fees or transactions. Refer to Note 3—Prepaid Expense for additional information on the promissory note.

Hexagon Investments, LLC

        Two of our secured convertible notes totaling $4,000,000 were held by Hexagon Investments, LLC, or "Hexagon". Scott Reiman, a board member, from August 2011 to March 2012, is the founder of Hexagon Investments. Hexagon Investments was not a related party at the time of placement of the earliest of these secured convertible notes. Refer to Note 6—Convertible Notes for additional information.

        Additionally, Prospect completed two transactions on November 22, 2011 with Very Hungry LLC ("Very Hungry") and Grandhaven Energy ("Grandhaven"), which are both controlled by Hexagon Investments.

        The first transaction was an $11,000,000 equity investment in Prospect by Very Hungry in exchange for 2,588,235 shares of the Company's common stock and warrants to purchase up to an additional 2,588,235 shares of common stock at a purchase price of $4.25 per share for a period of one year.

        The second transaction was the granting to Grandhaven of a 1% overriding royalty interest in the future potash revenues from AWP in exchange for $25,000. Assignment of the royalty interest requires a super majority vote. To the extent that we are unable to complete the assignment of the royalty interest to AWP by December 31, 2013, Grandhaven can elect thereafter to convert some or all of this royalty interest into shares of common stock. The number of common shares to be received is determined at the time of the election based on the then estimated fair value of the royalty interest being converted and a $4.25 share price, subject to a maximum issuance of 25,000,000 shares.

        The Very Hungry and Grandhaven transactions were treated as one overall transaction for accounting purposes. The common stock and warrants issued were treated as equity, and the royalty was measured at fair value (see Note 8—Grandhaven Option) and offset against the equity raised as a cost required to raise the capital.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 9—Related Party Transactions (Continued)

Karlsson Group Credit Facility

        Prior to executing the Operating Agreement, the Company provided Karlsson with a $250,000 credit facility to fund expenses pertaining to leasehold activity in the Holbrook Basin that Karlsson incurred subsequent to September 1, 2010. Advances under the credit facility accrued interest at 8% per annum. Pursuant to the Operating Agreement, approximately $78,000 in advances and accrued interest were repaid in January 2011 by deducting the principal and interest from the Company's initial $2,200,000 cash contribution to AWP and the Company simultaneously terminated the credit facility.

Intercompany Receivables from AWP

        The Company paid certain expenses in 2010 and 2011 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of December 31, 2011. A related party receivable from AWP is included in the consolidated financial instruments as of December 31, 2010 as Prospect did not consolidate AWP as consolidation requirements were not met at that time.

Note 10—Stock Based Compensation

Stock Grants

        The Company has made stock grants to key members of its management. Mr. Avery, the Company's President and Chief Executive Officer, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of December 31, 2011, 1,250,000 shares of Mr. Avery's grant had vested and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company's Chief Financial Officer until September 6, 2011 and its current Vice President of Corporate Development, received a stock grant award of 500,000 shares on September 1, 2010, which also vests on a two-year schedule. As of December 31, 2011, 300,000 of Mr. Bloomfield's shares had vested and the remaining 200,000 shares will vest on September 1, 2012. The stock grants of Messrs. Avery and Bloomfield were deemed to have a nominal value in that the Company had only nominal assets and not begun commercial operations on the issue dates and so were valued at par value of $0.001 per share. For the year ended December 31, 2011, the Company had recorded $700 for stock-based compensation associated with the stock grants. Compensation for non-vested awards was $450 as of December 31, 2011, of which $300 was included in accrued liabilities. The Company also made stock grants totaling 1,275,000 shares to its directors, excluding shares issued to Mr. Avery, all of which had vested as of December 31, 2011.

Stock Options

        In 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan ("Employee Plan") and 2011 Director and Consultant Equity Incentive Plan ("Director Plan"). The Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 5,000,000 shares, of which 3,200,000 remained available for issuance at December 31, 2011. The Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 2,500,000 shares, of which 885,000 remained available for issuance at December 31, 2011. Awards issued under the Plans may include stock options, stock appreciation rights, restricted stock, bonus

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 10—Stock Based Compensation (Continued)

stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

        Compensation expense is recognized based on the estimated fair value of the awards on their grant date with fair value estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant's respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. The Company uses the opening stock price of its common stock on the grant date. Other assumptions used in estimating the fair value of awards granted during 2011 included the following:

Expected Term	0 to 6.0 years
Volatility*	120.57% to 128.57	%*
Risk-Free Rate	2.00%
Dividend Yield	—

*
The Company's estimates of expected volatility are based on the historic volatility of the Company's common stock as well as the historic volatility of the Company's peers due to the limited availability of historical trading information of the Company itself.

        A summary of stock option activity under the Plans as of December 31, 2011 and changes during the year then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at January 1, 2011	—	$—
Granted	3,415	4.25
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2011	3,415	$4.25	$14,514	9.99
Vested at December 31, 2011	2,150	$4.25	$9,138	9.99

        The weighted average grant date fair value of the stock options granted during 2011 and for the period August 5, 2010 (Inception) to December 31, 2011 was $3.82. No stock options were exercised during 2011 or for the period August 5, 2010 (Inception) to December 31, 2011.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 10—Stock Based Compensation (Continued)

        A summary of the status of the non-vested stock options as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	—	—
Granted	3,415	$3.82
Vested	(2,150)	3.41
Forfeited	—	—
Non-vested at December 31, 2011	1,265	$4.51

        As of December 31, 2011, there was $5,424,070 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 5.4 years. The total fair value of grants vested during the year ended December 31, 2011 and for the period August 5, 2010 (Inception) to December 31, 2011 was $7,608,103.

        Total compensation expense attributable to stock options was $7,608,103. The tax benefit related to the compensation expense was $2,744,408.

Note 11—Shareholders' Equity

Common Stock

        The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company's Amended and Restated Articles of Incorporation. As of December 31, 2011, there were 37,789,174 shares of our common stock issued and outstanding.

Preferred Stock

        The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company's Amended and Restated Articles of Incorporation. As of December 31, 2011, no shares of preferred stock had been issued.

Warrants

        As part of its fundraising efforts, the Company issued warrants to purchase shares of its common stock. As of December 31, 2011, 10,497,363 warrants were issued and remained outstanding. The exercise price and exercise period of these warrants range from $3.00 - $4.25, and 1-5 years, respectively.

Non-Controlling Interest

        The Company included Karlsson's initial $11,000,000 contribution of mineral interests to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, Karlsson earned its 50% interest in AWP. The Company has earned its 50% interest in AWP through its contributions during 2011.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 12—Mineral Properties

        The following table summarizes the book value of the Company's mineral properties and changes during the period:

	December 31, 2011	December 31, 2010
Balance, beginning of period	$—	$—
Additions	12,091,249	—

Balance, end of year	$12,091,249	$—

        The recoverability of the carrying values of the Company's mineral properties is dependent upon the successful start-up and commercial production from, or sale or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond our control may mean that a write-down in the carrying values of the Company's properties may be required in the future as a result of the economic evaluation of potash and application of an impairment test which is based on estimates of potash quantities, exploration land values, future advanced minimum royalty payments and potash prices.

Note 13—Loss per Share

        The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Year ended December 31, 2011	August 5, 2010 (Inception) through December 31, 2010	Cumulative from August 5, 2010 (Inception) through December 31, 2011
Net loss attributable to Prospect Global Resources Inc.	$(73,999,184)	$(757,329)	$(74,756,513)
Weighted average number of common shares outstanding—basic	22,046,150	15,161,701	20,153,612
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding—fully diluted	—	—	—
Loss per share of common stock
Basic and fully diluted loss per share of common stock	$(3.36)	$(0.05)	$(3.71)

        The Company has issued warrants to purchase shares of our common stock, as discussed in Note 6—Convertible Notes and Note 11—Shareholders' Equity. These warrants, along with outstanding options and nonvested stock grants (both described in Note 10), were not included in the computation of Loss Per Share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 14,562,363 shares as of December 31, 2011.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 14—Commitments and Contingencies

        In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of December 31, 2011, there are no material litigation matters. The Company holds various insurance policies in an attempt to protect itself and investors.

        If and when AWP completes applications for mining permits, an aggregate payment of $1,500,000 is due to various owners of private sections in accordance with the Sharing Agreement.

Note 15—Income Taxes

        The components of income/(loss) from continuing operations before income taxes were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
United States	$(77,082,132)	$(757,329)
Total	$(77,082,132)	$(757,329)

        A summary of the components of the net deferred tax assets and liabilities as of December 31, 2011 and 2010 is as follows.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current deferred tax assets
Accrued Expenses	$7,826	$—

Total current deferred tax assets	$7,826	$—
Non-current deferred tax assets
Investment in AWP	$927,197	$—
Operating loss carryforward	2,407,916	116,684
Start-up Costs	109,331	117,294
Stock Compensation	2,744,408	—

Total non-current deferred tax assets	$6,188,852	$233,978
Valuation allowances	$(6,190,687)	$(233,130)

Total deferred tax assets	$5,991	$848

Current deferred tax liabilities
Prepaid expenses	$(2,417)	$—

Total current deferred tax liabilities	$(2,417)	$—
Non-current deferred tax liabilities
Fixed Assets	(3,574)	(848)

Total non-current deferred tax liabilities	$(3,574)	$(848)
Total deferred tax liability	(5,991)	(848)

Net deferred income tax assets (liabilities)	$—	$—

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 15—Income Taxes (Continued)

        Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the net deferred tax asset balance of $6,190,687. If we are profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we will then reverse our valuation allowance and credit income tax expense.

        At December 31, 2011 the Company had $6,675,536 of federal net operating loss carryforwards in the United States which expire at various dates through 2031. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes it is more likely than not that the net operating loss will not be realized. The Company will monitor the need for a valuation allowance on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

        The Company believes that there is no uncertainty for any income tax position. Therefore, the Company did not reserve an amount for unrecognized tax benefits. Tax years remaining subject to examination include 2010 and 2011.

        The components of the consolidated income tax benefit (provision) from continuing operations were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current portion of income tax expense (benefit)
U.S. Federal	$—	$—
U.S. State	—	—
Deferred portion of income tax expense (benefit)
U.S. Federal	—	—
U.S. State	$—	$—

Total income tax expense (benefit)	$—	$—

        A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Tax benefit from continuing operations	$(26,978,746)	$(265,065)
State tax benefit from continuing operations	(209,858)	(6,920)
Nondeductible expenses	951,045	38,855
Derivitive expense	19,167,960	—
Change in valuation allowance	5,957,557	233,130
Noncontrolling interest	$1,112,042	$—

Total income tax expense (benefit)	$—	$—

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements (Continued)

(A Development Stage Company)

Note 16—Subsequent Events

        Subsequent to year-end, the Company sent written requests to its shareholders (other than those having their shares held in street name) asking them to enter into agreements ("lock-ups") not to dispose of their shares for a period commencing on February 8, 2012 and continuing through September 30, 2012; provided the Company completes a listing of common stock on a national exchange prior to June 25, 2012. If the Company's common stock is not listed on a national exchange by June 25, 2012, the lock-up agreements expire on that date. As of March 15, 2012, executed lock-up agreements had been received from shareholders representing 94.1 percent of the Company's issued and outstanding common shares.

        From January 1, 2012 through February 22, 2012 we issued an aggregate of 1,599,999 units consisting of a share of common stock and a one-year warrant to acquire a share of common stock at an exercise price of $4.25 to 18 unaffiliated accredited investors. The purchase price per unit was $4.25, and we received aggregate proceeds of $6,799,996 from these sales. We issued a warrant to purchase 70,588 shares of common stock at an exercise price of $5.02 to a placement agent in connection with one of these sales. The placement agent warrant expires on the later of January 31, 2014 or, if we offer securities in a public offering prior to such date, the date that is 180 days following the expiration of any lock-up period applicable to the holder of the warrant in connection with such public offering. Additionally, 100,000 shares were issued to COR Advisors for services rendered.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011.

        Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The following table sets forth the names, ages and positions of the persons who are our directors and named executive officers as of March 26, 2012:

Name	Age	Position
Dr. Barry Munitz	70	Chairman of Board of Directors; Chairman of Governance, Nominating and Compensation Committee
Chad Brownstein	39	Vice Chairman of Board of Directors
Devon Archer	37	Director, Chairman of Audit Committee
Marc Holtzman	52	Director
Zhi Zhong Qiu	56	Director
J. Ari Swiller	43	Director, Chairman of Finance and Operations Committee
Conway J. Schatz	42	Director
Patrick L. Avery	59	Director, President, CEO, Treasurer and Secretary
Wayne Rich	47	CFO, Vice President of Finance

        Directors hold office for a period of one year from their election at the annual meeting of stockholders and until a particular director's successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. None of the above individuals has any family relationship with any other. It is expected that our board of directors will elect officers annually following each annual meeting of stockholders.

        Dr. Barry Munitz: Chairman of the Board of Directors.    Dr. Munitz joined our board of directors as chairman in February 2011. From August 2010 to February 2011, Dr. Munitz served as chairman of the board of directors of Old Prospect Global Resources, Inc., our wholly owned subsidiary. Dr. Munitz has been Trustee Professor at the California State University, Los Angeles campus since 2006. Between 2005 and 2010, Dr. Munitz chaired California's P-16 Council, an organization that develops strategies to improve education in the State of California. Dr. Munitz served as President and CEO of the J. Paul Getty Trust from 1997 to 2006 where he was responsible for the two museums (Brentwood and Malibu), the Conservation and Research Institutes, the philanthropic foundation, the investment portfolio, and all education outreach programs. From 1991 to 1997, he served as Chancellor of the California State University (CSU)—a twenty-three campus system which is the largest senior university in the United States. Prior to that role, Dr. Munitz was vice chairman of the publicly held company MAXXAM and president of the private company which was its major stockholder (Federated Development) where he was involved for a decade in their natural resources activity, as well as timber, banking, energy and real estate. During the past decades, he served as a Trustee of Princeton University, the Seattle Art Museum, and the Courtauld Institute in London, as well as a corporate director at SunAmerica and Kaufman & Broad. Dr. Munitz is the immediate past chair and current vice chair of the board of Sierra Nevada College, is president of the Cotsen Foundation for the Art of Teaching and for Academic Research, is a governor of the three Eli and Edythe Broad Family Foundations and a corporate director at SallieMae. Dr. Munitz received a Bachelor's degree in Classics and Comparative Literature from Brooklyn College, and received a Masters and a Ph.D. from Princeton University. Dr. Munitz is a fellow of the American Academy of Arts and Sciences and holds honorary degrees from Whittier College, Claremont University, the California State University, the University of Southern California, Notre Dame and the University of Edinburgh.

Director Qualifications:

  •
  Leadership Experience—Chair of California's P-16 Council, president and chief executive officer of J. Paul Getty Trust, chancellor of the California State University (CSU), president of Cotsen Foundation, Governor of three Eli and Edythe Broad Family Foundations, corporate director at SallieMae and extensive board and civic leadership as described in further detail above.

  •
  Industry Experience—Extensive experience in the natural resources industry as vice chairman of MAXXAM, President of Federated Development, chairman of Old Prospect Global Resources Inc. and personal investments in the natural resources industry.

        Chad Brownstein: Vice Chairman of the Board of Directors.    Mr. Brownstein joined our board of directors as non-executive vice-chairman in August 2011. Mr. Brownstein is a member of Crescent Capital Group (formerly Trust Company of the West Leveraged Finance Group) where he focuses on investing in Special Situations. Previously, he was a Senior Advisor at Knowledge Universe Ltd., where he focused on turnaround operations and private equity investing. Prior to that, he was a Partner at ITU Ventures making venture and growth investments with a specialization in corporate strategy. Earlier in his career, Mr. Brownstein worked at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is a member of the American Trustees for the Yitzhak Rabin Center in Israel, Cedars Sinai Board of Governors, California Competes Council, and serves on the board of directors for Los Angeles Conservation Corps and First PacTrust Bancorp (a Nasdaq listed company). Mr. Brownstein attended Columbia Business School and received a BA from Tulane University.

Director Qualifications:

  •
  Leadership Experience—Member of Crescent Capital Group, Senior Advisor at Knowledge Universe Ltd., Partner, ITU Ventures, Cedars Sinai Board of Governors; director of Los Angeles

    Conservation Corps and First PacTrust Bancorp (a Nasdaq listed company) and extensive experience in corporate strategy in the capacities described above.

  •
  Industry Experience—Co-founder of Old Prospect Global and personal investments in the natural resources industry.

        Devon Archer: Chairman of the Audit Committee; Director.    Mr. Archer joined our board of directors in March 2012. Mr. Archer is the Co-Founder and Senior Managing Partner of Rosemont Capital, LLC, where he has led the development of the investment platform, which manages private equity, fixed income and real estate investments since January 2005. Mr. Archer was the Founder and President of Sitaro LTD., a leading marketing software and services company acquired by CoActive Marketing Group in 2004. From September 1999 to January 2001, Mr. Archer worked at New England Financial and MetLife as a special analyst to the Strategic Management Group of New England Financial's and MetLife's Executive Committees through their merger. Mr. Archer started his career at Citibank in September 1996 as a Management Associate and worked for the foreign direct investment group, Citicorp Asia Ltd. Along with Rosemont Realty, LLC, Mr. Archer serves on the Boards of Rosemont private portfolio companies; Viet Thai Joint Stock Company, 2-20 Records & Diamondback Tactical, and is a Trustee of the Heinz Family Office. Mr. Archer earned his Bachelor of Arts in American Studies from Yale University.

Director Qualifications:

  •
  Leadership Experience—Co-Founder and Senior Managing Partner of Rosemont Capital, LLC, Founder and President of Sitaro LTD., qualification as an audit committee financial expert and extensive experience in corporate leadership and strategy as described in further detail above.

  •
  Industry Experience—Extensive investment and finance experience in domestic and international capital markets.

        Marc Holtzman: Director.    Mr. Holtzman joined our board of directors in April 2011. Since August 2008, Mr. Holtzman has served as vice chairman of Barclays Capital, the investment banking division of Barclays Bank PLC. In 2007, Mr. Holtzman was executive vice chairman of ABN Amro Bank until August 2008. In 2006, Mr. Holtzman was a candidate for the Republican nomination for Colorado Governor. From 2003 through 2005 Mr. Holtzman was president of the University of Denver. Previously from 1999 through 2003, Mr. Holtzman served in the cabinet of Governor Bill Owens as Colorado's first secretary of technology. In addition, Mr. Holtzman was chairman of Colorado's Information Management Commission and co-chairman of the Governor's Commission on Science and Technology. Mr. Holtzman helped guide Colorado's economic transformation into a fully diversified technology hub. Prior to his tenure in Colorado politics, Mr. Holtzman served as executive vice chairman of ABN Amro Bank, was the co-founder and president of MeesPierson EurAmerica (a firm which was subsequently acquired by ABN Amro) and served as senior adviser to Salomon Brothers, when he lived and worked in Eastern Europe and Russia from September 1989 until October 1998. Drawing on his early experience in helping develop Central Asia's finance sector, Mr. Holtzman was appointed by Kazakhstan's Prime Minister to serve on the board of trustees of The Almaty Regional Financial Centre. In addition, since 2008 Mr. Holtzman has served as non-executive chairman of Indus, a leading Indian oil and gas company listed on London's AIM market with a market capitalization of approximately US $2 billion and since 2009 has served as a director of the Bank of Kigali, Rwanda's largest financial institution and a public company registered under the Company law of Rwanda and regulated by the National Bank of Rwanda. He holds a bachelor of arts degree in economics from Lehigh University.

Director Qualifications:

  •
  Leadership Experience—Vice chairman of Barclays Capital, executive vice chairman of ABN Amro Bank, President of the University of Denver, Secretary of Technology of the State of Colorado, co-founder and president of MeesPierson EurAmerica, senior advisor to Salomon Brothers; non executive chairman of Indus.

  •
  Industry Experience—Experience in analyzing natural resources investments.

        Zhi Zhong Qiu: Director.    Mr. Qiu joined our board of directors in November 2011. Mr. Qiu is the Vice Chairman of Asia Pacific and Chairman of Greater China of Barclays Capital, responsible for the Bank's senior relationship with corporate clients, institutions and governments, and has served in this role since 2009. Before joining Barclays Capital, Mr. Qiu was the Chairman of China and Vice Chairman of Asia of ABN AMRO bank, responsible for all the Bank's activities and business related to China from 2006 to 2009. Mr. Zhi Zhong Qiu is also the Chairman of DragonTech Ventures Fund and its management company and has served in this capacity since 2004. Mr. Qiu holds a number of directorship positions in the investment companies of DragonTech Ventures Fund, including the NYSE listed Suntech Power Holdings (Ticker: STP). Prior to 2002, Mr. Qiu was the Chairman of Greater China Region of Credit Suisse First Boston ("CSFB"), responsible for CSFB's overall business in the Greater China region (including Taiwan and Hong Kong). Prior to his appointment as the Chairman in 1998 at CSFB, Mr. Qiu was a Managing Director in charge of all derivatives activities for Credit Suisse Financial Products ("CSFP"), the financial derivatives subsidiary of CSFB, in the Great China region. Mr. Qiu joined CSFB in 1991 and became a Managing Director in 1995. He built the CSFP and CSFB's derivatives and investment banking business in the Greater China region. Mr. Qiu was elected as one of the world's "50 Most Wanted in Finance" by Global Finance magazine in 1994, and named as one of the 50 world "Derivatives Superstars" by the same magazine in 1995. Prior to joining CSFB, Mr. Qiu held positions in Booz Allen & Hamilton, providing consulting services to major banks and financial institutions in North America and Asia. Mr. Qiu received his B.S. (magna cum laude) in Computer Science from New York University, his B.E. (summa cum laude) in Electrical Engineering from Cooper Union, his M.S. degree in Electrical Power Engineering from Ohio State University, and his M.B.A. from Harvard Business School.

Director Qualifications:

  •
  Leadership Experience—Vice Chairman of Asia Pacific and Chairman of Greater China of Barclays Capital, former Chairman of China and Vice Chairman of Asia of ABN AMRO bank, Chairman of DragonTech Ventures Fund and its management company, and former Managing Director in charge of all derivatives activities for Credit Suisse Financial Products.

  •
  Industry Experience—Extensive investment and finance experience in international markets.

        J. Ari Swiller: Director.    Mr. Swiller joined our board of directors in February, 2011. From October 2010 to February 2011, Mr. Swiller served as a director of Old Prospect Global Resources, Inc., our wholly owned subsidiary. Mr. Swiller is co-founder of the Renewable Resources Group (RRG). RRG has developed two million acre-feet (AF) of water projects, over a gigawatt of renewable energy and marketed hundreds of water rights in nine states. Currently the firm owns and/or manages more than 100,000 acres of farmland for the purpose of water, renewable energy, and/or carbon development. Mr. Swiller's responsibilities include managing all aspects of the business. Prior to founding RRG, Mr. Swiller was a Principal in The Yucaipa Companies; he served as Vice President of External Affairs at Ralphs Grocery Company and Executive Director of The Ralphs/Food4Less Foundation. He serves on the board of rfXcel Corporation, which develops supply chain performance improvement software. Mr. Swiller also serves on the Board of the Los Angeles Conservation Corps, the Miguel Contreras Educational Foundation and Falcon Waterfree Technologies. Mr. Swiller earned a B.A. from Cornell University.

Director Qualifications:

  •
  Leadership Experience—Co-founder of Renewable Resources Group, principal in The Yucaipa Companies, vice president of external affairs at Ralphs Grocery Company, executive director of The Ralph's/Food4Less Foundation.

  •
  Industry Experience—Extensive experience in developing energy and natural resource projects, director of Old Prospect Global Resources Inc.

        Conway J. Schatz: Director.    Mr. Schatz will join our board of directors effective April 2012. Mr. Schatz currently serves as vice-president of Hexagon, LLC, a Denver-based private equity firm, overseeing energy and real estate investing. Mr. Schatz joined Hexagon in 1998. Prior to 1998, Mr. Schatz worked in the business advisory / audit division of Arthur Andersen, LLP, with client industries such as oil and gas, light manufacturing, financial services, real estate, cable and technology. Mr. Schatz also serves as a director to a Colorado based real estate operating company, and a European real estate fund. He was a director and audit committee chair of Recovery Energy, Inc. (RECV), a publicly traded oil and gas company, from June 2010 until January 2012. Mr. Schatz became a certified public accountant in 1996, licensed in the state of Colorado. Mr. Schatz received dual bachelor of science degrees in finance and accounting from Minnesota State University, an M.B.A. (2001) and an executive M.S. in real estate development and construction management (2010) from the University of Denver. We have secured financings through Mr. Schatz's employer, Hexagon, as described further under the section entitled Transactions with Related Persons. Hexagon and its affiliates own 3,868,775 shares of our common stock and warrants to purchase 6,735,295 common shares (representing in the aggregate approximately 22.9% of our outstanding shares).

  Director Qualifications:

  •
  Leadership Experience—Vice-president of Hexagon Investments, director to a real estate operating company and a European real estate fund, former director and audit committee chair of a public company, qualified audit committee financial expert, former consultant at Arthur Andersen, LLP, dual bachelor of science degrees in finance and accounting from Minnesota State University, an executive masters of business administration from the Daniels College of Business at the University of Denver and an executive masters of science in real estate development and Construction Management.

  •
  Industry Experience—Experience overseeing energy investing at Hexagon Investments, former consulting work in natural resources industry at Arthur Andersen.

        Patrick L. Avery: Director, President, Chief Executive Officer, Treasurer and Secretary.    In February 2011, Mr. Avery joined our board of directors and became our president, chief executive officer, treasurer and secretary. Mr. Avery has more than 25 years of experience in all phases of industrial businesses. From August 2010 to February 2011, Mr. Avery served as president and chief executive officer of Old Prospect Global Resources Inc., our wholly owned subsidiary. From July 2009 to September 2010, Mr. Avery was vice president of energy and commodities for Broe Company where he managed grain, fuel and fertilizer businesses. From March 2009 to June 2009, Mr. Avery managed his investments. Mr. Avery served as president of Intrepid Potash from April 2007 to February 2009 where he led all aspects of mining, manufacturing, logistics and sales. His key efforts at Intrepid Potash included re-vamping older facilities and significant growth in all key operational and sales metrics. From May 1996 to March 2007, Mr. Avery served in several senior positions at JR Simplot including, SVP, Mining, Manufacturing and Sales, and SVP, Retail Operations. During his time at JR Simplot, Mr. Avery oversaw mining and manufacturing at over 10 complex facilities, and ran logistics and sales functions in facilities spanning 13 western states. Mr. Avery performed undergraduate studies at the University of Colorado and performed graduate work in engineering from Loyola Marymount University. He received his MBA from the Graziadio School of Business at Pepperdine University.

Director Qualifications:

  •
  Leadership Experience—Vice president of energy and commodities for Broe Company, president of Intrepid Potash, various senior positions at JR Simplot.

  •
  Industry Experience—Extensive experience with mining, fertilizers and natural resources, particularly his direct experience as a chief executive officer in the potash industry for a public company and president, chief executive officer and director of Old Prospect Global Resources Inc.

        Wayne Rich: Chief Financial Officer and Vice President of Finance.    Prospect Global appointed Wayne Rich as chief financial officer and vice president of finance effective September 6, 2011. Jonathan Bloomfield, our former chief financial officer, became our vice president of corporate development effective September 6, 2011. Mr. Rich served as treasurer and director of corporate finance at Thompson Creek Metals Inc., a publicly traded metals and mining company, from October 2008 until September 2011. Prior to that he served in several capacities at The Doe Run Resources Corporation, an integrated mining and metals manufacturing company, from August 1998 to October 2008, including as treasurer from April 2007 to October 2008 and assistant treasurer from July 2004 to April 2007. Mr. Rich holds a masters in business administration from Illinois State University and a bachelors of science in accountancy from Eastern Illinois University.

The Board of Directors and Committees Thereof

        Prospect Global's board of directors held nine meetings in 2011. Each of our current directors who were directors at such time attended at least 75% of the aggregate total of meetings of the board of directors and committees on which they served. Our non-management directors meet at least one time throughout the year and as necessary or appropriate in executive session as which members of management are not present. Other than those directors who joined the board after the 2011 annual meeting and Mr. Holtzman, all of our directors attended our 2011 annual meeting. Our policy regarding directors' attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative determinations regarding director independence and other matters

        Our board of director follows the standards of independence established under the Nasdaq rules in determining if directors are independent and has determined that Dr. Munitz, Mr. Archer, Mr. Holtzman, Mr. Qiu, Mr. Schatz and Mr. Swiller are "independent directors" under those rules. No independent director receives, or has received, any fees or compensation from Prospect Global other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent. There are no family relationships among any of our executive officers, directors or nominees for directors.

Committees of the board of directors

        Pursuant to our amended and restated bylaws, our board of directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors' time and capabilities, our board of directors established in 2011 a governance, nominating and compensation committee and a finance and operations committee. In 2011, our board of directors also approved the formation of an audit committee, although due to a lack of qualified independent directors, the board did not appoint members to the audit committee until as of April 1, 2012 as discussed further below. The function of these committees is described below.

Audit committee

        Effective as of April 1, 2012, the board appointed Mr. Archer, Mr. Schatz and Mr. Holtzman to the audit committee, with Mr. Archer serving as chair. The board has determined that Mr. Archer and Mr. Schatz each meet the Securities and Exchange Commission's definition of an audit committee financial expert. Each member of the audit committee is an "independent director" pursuant to the independence standards established under the Nasdaq rules. The audit committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities with respect to (1) the integrity of Prospect's financials statements and financial reporting process and systems of internal controls regarding finance, accounting and compliance with legal and regulatory requirements, (2) the qualifications, independence and performance of Prospect's independent accountants, and (3) and other matters as set forth in the audit committee charter approved by the board. Management is responsible for Prospect's financial statements and the financial reporting process, including the systems of internal controls and disclosure controls and procedures. Our independent registered public accountants are responsible for performing an independent audit of Prospect's financial statements in accordance with generally accepted accounting standards and issuing a report thereon. The audit committee's responsibility is to monitor and oversee these processes. In 2011, we did not have an audit committee because we did not have enough qualified independent directors to form a committee. Accordingly, the audit committee did not hold any meetings in 2011, has not included an audit committee report in this annual report and has not (a) reviewed and discussed the audited financials with management, (b) discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No 61, as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T or (c) reviewed or recommended to the board that the audited financial statements be included in the company's annual report on Form 10-K. In the absence of an audit committee, our finance and operations committee performed an equivalent function as discussed below under "Finance and operations committee". Our board approved a written charter for the audit committee in 2011 which can be found at www.prospectgri.com under the tab "Investors".

Governance, Nominating and Compensation committee

        We currently have a governance, nominating and compensation committee established at a board of directors meeting on November 14, 2011, which currently consists of Dr. Munitz, Mr. Avery and Mr. Brownstein. Dr. Munitz serves as chair of the governance, nominating and compensation committee. While both Mr. Avery and Mr. Brownstein are not independent directors, the board anticipates that only independent directors will serve on this committee by or before January, 2013. The governance, nominating and compensation committee operates pursuant to a written charter which can be found at www.prospectgri.com under the tab "Investors". The committee meets annually to determine whether to recommend to the board to include the nomination of incumbent directors with expiring terms in the proxy statement. The committee meets at other times as needed to consider candidates to fill any vacancies that may occur. At least once a year, the committee considers whether the number of directors is appropriate for the Company's needs and recommends to the board any changes in the number of directors, and reviews the performance of the board.

Director nominations

        In the event that vacancies on our board of directors arise, the governance, nominating and compensation committee considers potential candidates for director, which may come to the attention of the governance, nominating and compensation committee through current directors, professional executive search firms, stockholders or other persons. The governance, nominating and compensation committee will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth under the caption "General Information—Next Annual Meeting of Stockholders" in

our proxy statement to our corporate secretary, Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202, Attention: Corporate Secretary. The governance, nominating and compensation committee considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the governance, nominating and compensation committee and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the governance, nominating and compensation committee. All candidates are evaluated at meetings of the governance, nominating and compensation committee. In evaluating such nominations, the governance, nominating and compensation committee seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The governance, nominating and compensation committee considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Scott Reiman, a former director and together with his affiliates, the holder of 22.9% of our outstanding common stock, suggested that the committee consider nominating Conway J. Schatz as a director. Mr. Schatz was appointed to the board effective April 1, 2012. Our management recommended our incumbent directors for election at our 2012 annual meeting. We did not receive any other director nominations.

Corporate Governance

        In addition to director nominations, the governance, nominating and compensation committee monitors the implementation and operation of our corporate governance guidelines and reviews from time to time the adequacy of the corporate governance guidelines in light of broadly accepted practices of corporate governance, emerging governance standards and market and regulatory expectations, and advises and makes recommendations to the board with respect to appropriate modifications. The committee also identifies and reviews measures to strengthen the operation of our governance guidelines, prepares and supervises the implementation of the board's annual reviews of director independence, and the board's performance, as contemplated by the corporate governance guidelines, and oversees the board's processes for evaluation of management.

Compensation subcommittee

        Our compensation subcommittee of the governance, nominating and compensation committee currently consists of Dr. Munitz and Mr. Brownstein. Mr. Brownstein is not an independent director and the board anticipates that only independent directors will serve on this subcommittee by or before January, 2013. The compensation subcommittee met six times during 2011. The compensation subcommittee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation subcommittee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the subcommittee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation subcommittee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of Prospect Global, trends in management compensation and any other factors that it deems appropriate. Our president and chief executive officer provides the compensation subcommittee with recommendations regarding our compensation program and the compensation of our named executive officers other than himself. The compensation subcommittee is not bound by the input it receives from our president and chief executive officer and exercises independent discretion when making executive compensation decisions. The compensation subcommittee may engage consultants (but has not already done so) in determining or recommending the amount of compensation paid to our directors and executive officer.

Compensation subcommittee interlocks and insider participation

        None of the members of the compensation subcommittee are company officers. None of our executive officers currently serves or has served on the compensation subcommittee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors (unless properly excusing themselves) or as a director of another entity, one of whose executive officer serves or served as one of our directors or on our compensation subcommittee.

Finance and operations committee

        Our finance and operations committee currently consists of Mr. Holtzman, Mr. Swiller and Mr. Schatz (with Mr. Schatz's appointment dated effective as of April 1, 2012). Mr. Swiller serves as chairman of the finance and operations committee. Mr. Swiller, Mr. Schatz and Mr. Holtzman are independent directors. The finance and operations committee monitors matters relating to our financial and business operations, including financial performance, capital structure, financial operations, business operations, capital expenditures, dividends and strategic planning policy matters. In order to avoid confusion and duplication with the audit committee (once established), the two committees will coordinate their activities accordingly. In the absence of an audit committee, our finance and operations committee (prior to Mr. Schatz's appointment) (i) reviewed and discussed the audited financials with management, (ii) discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No 61, as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T and (iii) reviewed and recommended to the board that the audited financial statements be included in the company's annual report on Form 10-K.

Communications with the board of directors

        Stockholders may communicate with our board of directors, any of the directors or any of the committees by sending written communications addressed to the board of directors, any of the directors or any of the committees to Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202, Attention: Corporate Secretary. All communications are compiled by the corporate secretary and forwarded to the board or the individual director(s) accordingly.

Code of ethics

        We have a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any of our officers and employees that are members of our finance team, including any persons performing similar functions. We also have a code of ethics for senior financial officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. Our financial code of ethics and code of ethics for senior financial officers codify the business and ethical principles that govern the financial aspects of our business. Both the financial code of ethics and the code of ethics for senior financial officers were adopted by Triangle prior to the reverse merger and were replaced in October 2011 with our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Communications Policy, Corporate Governance Guidelines, Corporate Governance Guidelines on Director Independence and an Insider Trading Policy. Copies of these policies are available on our website at www.prospectgri.com under the tab "Investors." We will provide a copy of our financial code of ethics or code of ethics for senior financial officers to any person, at no charge, upon a written request. All written requests should be directed to: Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202, Attention: Corporate Secretary.

Board leadership structure

        The board's current leadership structure separates the positions of chairman and principal executive officer. The board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment faced by Prospect Global, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that separating the positions of chairman of the board and principal executive officer is the appropriate leadership structure at this time. The board, through the chairman is currently responsible for the strategic direction of Prospect Global. The chief executive officer is currently responsible for the day to day operation and performance of Prospect Global. The board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The board's role in risk oversight

        It is management's responsibility to manage risk and bring to the board's attention any material risks to Prospect Global. The board has oversight responsibility for Prospect Global's risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Item 11.    Executive Compensation

Compensation of Directors

        The table below sets forth the compensation earned by our non-employee directors during the 2011 and 2010 fiscal years. There were no non-equity incentive plan compensation, change in pension value or any non-qualifying deferred compensation earnings during these fiscal years. All amounts are in dollars. On February 11, 2011, Prospect Global (formerly known as Triangle Castings, Inc.) completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation incorporated on August 5, 2010, referred to herein as Old Prospect Global.

Name	Year	Fees Earned or Paid in Cash Compensation	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Barry Munitz(1),(11)	2011	18,750	—	1,363,952	$—	$1,382,702
	2010	—	1,125	—	—	1,125
Chad Brownstein(2),(11)	2011	6,250	—	340,988	—	347,238
	2010	—	—	—	—	—
Devon Archer(3),(11)	2011	—	—	—	—	—
	2010	—	—	—	—	—
Marc Holtzman(4),(11)	2011	6,250	—	1,022,964	—	1,029,214
	2010	—	—	—	—	—
Zhi Zhong Qiu(5),(11)	2011	6,250	—	681,976	—	688,226
	2010	—	—	—	—	—
Scott Reiman(6),(11)	2011	6,250	—	681,976	—	688,226
	2010	—	—	—	—	—
J. Ari Swiller(7),(11)	2011	8,750	—	340,988	—	349,738
	2010	—	150	—	—	150
Conway J. Schatz(8),(11)	2011	—	—		—	—
	2010	—	—	—	—	—
Mitsuru Kataoka(9)	2011	—	—	—	—	—
	2010	—	150	—	—	150
Denis M. Snyder(10)	2011	—	—		—	—
	2010	—	—	—	—	—
Joseph E. McMillan(10)	2011	—	—	—	—	—
	2010	—	—	—	—	—

(1)
Dr. Munitz joined our board of directors as chairman in February 2011. From August 2010 to February 2011, Dr. Munitz served as chairman of the board of directors of Old Prospect Global. Dr. Munitz received expense reimbursements from us of $0 in 2011 and $1,135 in 2010.

(2)
Mr. Brownstein joined our board of directors as non-executive vice chairman in August, 2011. Mr. Brownstein received expense reimbursements from us of $2,342 in 2011.

(3)
Mr. Archer joined our board of directors in March, 2012. Mr. Archer did not receive any expense reimbursements from us in 2011.

(4)
Mr. Holtzman joined our board of directors in April, 2011. Mr. Holtzman received expense reimbursements from us of $1,893 in 2011.

(5)
Mr. Qiu joined our board of directors in November, 2011. Mr. Qiu did not receive any expense reimbursements from us in 2011.

(6)
Mr. Reiman joined our board of directors in August, 2011 and resigned in March, 2012. Mr. Reiman did not receive any expense reimbursements from us in 2011.

(7)
Mr. Swiller joined our board of directors in February, 2011. From October 2010 to February 2011, Mr. Swiller served as a director of Old Prospect Global. Mr. Swiller did not receive any expense reimbursements from us in 2011 or in 2010.

(8)
Mr. Schatz joined our board of directors as of April 1, 2012. Mr. Schatz did not receive any expense reimbursements from us in 2011.

(9)
Mr. Kataoka joined the board of directors of Old Prospect Global in August 2010 and resigned from the Old Prospect Global board in October 2010. Mr. Kataoka did not receive any expense reimbursements from Old Prospect Global. In 2011, Mr. Kataoka received payments of $60,000 for consulting services that were unrelated to board service.

(10)
Denis Snyder and Joseph McMillan resigned from the board of directors of Triangle on February 11, 2011 in connection with the consummation of the reverse merger. Mr. Snyder and Mr. McMillan did not receive any expense reimbursements from Triangle in 2010.

(11)
We pay annual cash compensation (payable quarterly) of $75,000 to our chairman of the board, $50,000 to the chairman of the audit committee, $35,000 to the chairman of the finance and operations committee and $25,000 to each other non-employee director. Such amounts are reflected in the table above.

Executive Compensation

Summary compensation table

        The table below sets forth compensation paid to executive officers for the 2011 and 2010 fiscal years. There were no non-equity incentive plan compensation, change in pension value or any non-qualifying deferred compensation earnings during fiscal 2011 or 2010. The amounts in the table are in dollars.

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Patrick L. Avery(1)	2011	$256,667		$270,000	—		$2,045,928	—	—	$26,534	$2,599,129
Chief Executive Officer,	2010	$89,230	(7)	$25,000	$1,500	(2)	—	—	—	$4,382	$120,112
President and Director
Jonathan Bloomfield(3)	2011	$185,000		$90,000	—		$704,012	—	—	$10,166	$989,178
Chief Financial Officer,	2010	$61,667		$45,000	$500	(4)	—	—	—	$1,686	$108,853
until September 5, 2011
Wayne Rich	2011	$87,847		$100,000	—		$3,443,751	—	—	$6,644	$3,638,242
Chief Financial Officer,	2010	—		—	—		—	—	—	—	—
starting September 6, 2011
Denis M. Snyder(5)	2011	—		—	—		—	—	—	—	—
Chief Executive Officer,	2010	—		$48,000	—		—	—	—	—	$48,000
President, Chief Financial Officer, Treasurer, Secretary and Director

(1)
Mr. Avery was appointed director, chief executive officer and president of Old Prospect Global on August 17, 2010 and upon consummation of the reverse merger in February 2011 was appointed director, chief executive officer and president of Prospect Global on February 11, 2011.

(2)
Reflects the value of awards of shares of common stock, valued at the closing price on the date of the grant of which 500,000 of the shares vested on August 17, 2010, 250,000 shares vested on December 1, 2010, 500,000 shares vested on August 17, 2011 and the remaining 250,000 shares will vest on August 17, 2012. The remaining unvested shares will vest immediately upon a change of control or if Mr. Avery's services as chief executive officer are terminated other than for cause or by Mr. Avery. As of December 31, 2010, Mr. Avery was not vested in 750,000 shares of common stock valued at $750 that had been granted to him. Old Prospect Global recognized $750 of compensation expense in 2010 for these shares.

(3)
Mr. Bloomfield was appointed chief financial officer of Old Prospect Global on September 1, 2010, appointed chief financial officer of Prospect Global on February 11, 2011 and served in this capacity until September 6, 2011 when Mr. Bloomfield became Prospect Global's vice president of corporate development. Wayne Rich became Prospect Global's chief financial officer effective September 6, 2011.

(4)
Reflects the value of awards of shares of common stock, valued at the closing price on the date of the grant. Under Mr. Bloomfield's employment agreement as chief financial officer, 100,000 of Mr. Bloomfield's shares vested on September 1, 2010 and 200,000 shares vested on September 1, 2011 and the remaining 200,000 shares will vest on September 1, 2012. The remaining unvested shares will vest immediately upon a change of control or if Mr. Bloomfield's services as vice president of corporate development are terminated other than for cause or by Mr. Bloomfield. As of December 31, 2010, Mr. Bloomfield was not vested in 400,000 shares of common stock valued at $400 that were granted to him under his employment agreement as chief financial officer. Old Prospect Global recognized $100 of compensation expense in 2010 for these shares.

(5)
Mr. Snyder resigned as Triangle's chief executive officer, chief financial officer, treasurer, secretary and director effective as of February 11, 2011. Mr. Avery became Prospect Global's chief executive officer on that date upon consummation of the reverse merger.

(6)
Other compensation consists of payments by Prospect Global of executive health benefits for coverage for the named executive officers. Mr. Avery received $6,953 in expense reimbursements from Old Prospect Global during fiscal year 2010 and $6,497 in 2011 from Prospect Global. Mr. Bloomfield received $3,747 in expense reimbursements from Old Prospect Global during fiscal year 2010 and $2,633 in 2011 from Prospect Global. Mr. Rich received $3,971 in expense reimbursement in 2011 from Prospect Global.

(7)
Does not include the $25,000 paid by Old Prospect Global to LDR Solutions LLC, Mr. Avery's consulting business, for services rendered by LDR Solutions LLC in preparation for the incorporation of Old Prospect Global. The material terms of the oral agreement pursuant to which LDR Solutions LLC provided such services are more fully described in "Certain Relationships and Related Party Transactions."

Employment Agreements with Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Development

        We have an at will employment agreement with Mr. Avery. Mr. Avery receives an annual base salary of $290,000 and received a stock grant of 1,500,000 shares of our common stock, of which 500,000 of the shares vested on August 17, 2010, 250,000 shares vested on December 1, 2010, 500,000 shares vested on August 17, 2011 and the remaining 250,000 shares will vest on August 17, 2012. The remaining unvested shares will vest immediately upon a change of control or if Mr. Avery's services as chief executive officer are terminated other than for cause or by Mr. Avery. Mr. Avery is eligible for an annual cash bonus based on performance goals that may include targets related to earnings before interest taxes, depreciation and amortization, with a targeted bonus of no less than the then current base salary (with board approval). On December 27, 2011, Mr. Avery was granted 600,000 options which vested immediately, have an exercise price of $4.25 and expire on December 26, 2021.

        We have an at will employment agreement with Mr. Rich. Mr. Rich receives an annual salary of $275,000 and received options to purchase 1,000,000 shares of our common stock exercisable at $4.25 per share. 250,000 of the options vested on December 27, 2011, 250,000 options vested on March 4, 2012 and 500,000 options will vest on September 6, 2012. The options will vest immediately upon a change of control or if Mr. Rich's services as chief financial officer are terminated other than for cause or by Mr. Rich. Mr. Rich is eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors (or the board in the compensation committee's absence) in a minimum amount of 80% of base salary and a maximum amount of 120% of base salary. Mr. Rich's annual bonus cannot be less than $100,000 annually pursuant to the terms of his at will employment agreement.

        Our at will employment agreement with Mr. Bloomfield calls for a base salary of $185,000 per year and included a stock grant of 500,000 shares of common stock, of which 100,000 shares vested on September 1, 2010 and 200,000 shares vested on September 1, 2011. The remaining 200,000 shares will vest on September 1, 2012. The remaining unvested shares will vest immediately upon a change of control or if Mr. Bloomfield's services as vice president of corporate development are terminated other than for cause or by Mr. Bloomfield. Mr. Bloomfield is eligible for an annual cash bonus based on performance goals subject to approval by the compensation committee of the board of directors (or the board in the compensation committee's absence). On December 27, 2011, Mr. Bloomfield was granted 200,000 options, of which 100,000 vests on December 31, 2012 and another 100,000 vests on December 31, 2013, have an exercise price of $4.25 and expire on December 26, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 1, 2012 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of the record date, we had 39,489,173 issued and outstanding shares of common stock, which were held by approximately 62 record holders. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Central Valley Administrators, Inc.	10,538,583	26.7%
Scott Reiman(1)	10,804,070	23.3%
Bevan Cooney	4,000,000	10.1%
COR Investments II LLC(2)	3,240,861	8.2%
Avalon Portfolio, LLC(3)	2,415,205	5.8%
Delta Offshore Master Ltd(4)	2,352,942	5.8%
Directors and Executive Officers
Patrick L. Avery, Chief Executive Officer, President, Director(5)	1,850,000	4.6%
Dr. Barry Munitz, Chairman of the Board of Directors(6)	1,525,000	3.8%
Chad Brownstein, Vice Chairman of the Board of Director(7)	5,630,206	13.6%
Marc Holtzman, Director(8)	300,000	0.8%
J. Ari Swiller, Director(9)	250,000	0.6%
Devon Archer, Director(10)	100,000	0.3%
Zhi Zhong Qiu, Director(11)	200,000	0.5%
Conway J. Schatz(12)	0	0%
Wayne Rich, Chief Financial Officer(13)	500,000	1.3%
Total beneficial ownership of directors and officers as a group (nine persons)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)	10,355,206	23.8%

(1)
This amount includes (i) Mr. Reiman's personal holding of immediately exercisable options to purchase 200,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021, (ii) 1,280,540 shares of our common stock, immediately exercisable warrants to purchase 666,667 shares of our common stock at $3.00 per share expiring on April 25, 2013, immediately exercisable warrants to purchase 2,500,000 shares of our common stock at $3.00 per share expiring on April 25, 2014 and immediately exercisable warrants to purchase 980,393 shares of our common stock at $3.83 expiring on September 19, 2013 owned by Hexagon Investments, LLC and (iii) 2,588,235 shares of our common stock and immediately exercisable warrant to purchase 2,588,235 shares of our common stock at $4.25 per share expiring on November 12, 2012 owned by Very Hungry LLC. Scott Reiman is the president of Hexagon Investments, LLC, a manager of Very Hungry LLC (an affiliate of Hexagon) and a former director of Prospect Global. The address of the reporting person is 730 17th St., Suite 800, Denver CO 80202.

(2)
COR Investments II LLC holds 3,000,000 shares of our common stock and is affiliated with our stockholders COR Advisors LLC and COR US Equity Income Fund. Such amount includes (i) COR Investments II LLC's 3,000,000 shares of our common stock, (ii) COR Advisors LLC's 200,000 shares of our common stock (with another 100,000 shares of our common stock vesting on June 5, 2012) and (iii) COR US Equity Income Fund's 40,861 shares of our common stock. The address of the reporting person is 233 Wilshire Blvd., Suite 830, Santa Monica, CA 90401.

(3)
Avalon Portfolio, LLC holds 515,205 shares of our common stock and an immediately exercisable warrant to purchase 1,900,000 shares of our common stock at $3.00 per share expiring on February 3, 2014. The address of the reporting person is 5786 La Jolla Blvd., La Jolla, CA 92037.

(4)
Such amount includes (i) Delta Institutional LP's 209,900 shares of our common stock and an immediately exercisable warrant to purchase 209,900 shares of our common stock at $4.25 per share expiring on January 31, 2013 (ii) Delta Offshore Master Ltd's 867,771 shares of our common stock and an immediately exercisable warrant to purchase 867,771 shares of our common stock at $4.25 per share expiring on January 31, 2013 and (iii) Delta Onshore LP's 98,800 shares of our common stock and an immediately exercisable warrant to purchase 98,800 shares of our common stock at $4.25 per share expiring on January 31, 2013. Delta Institutional LP, Delta Offshore Master Ltd and Delta Onshore LP are affiliated entities. The address of the reporting person is Trefelet & Company LP, 900 3rd Avenue, 5th Floor, New York, NY 10022.

(5)
Mr. Avery, our president and chief executive officer, received stock-based compensation of 1,500,000 shares of common stock on August 17, 2010, of which 1,250,000 shares are vested and 250,000 shares will vest on August 17, 2012. On December 27, 2011, Prospect granted Mr. Avery immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. Mr. Avery also owns a 10% non-voting ownership interest in Buffalo Management LLC. Chad Brownstein, our non-executive vice chairman, has sole voting and dispositive power of the shares owned by Buffalo. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(6)
Dr. Munitz, our board chairman, holds 1,125,000 shares of our common stock and immediately exercisable options to purchase 400,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. Mr. Munitz also owns a 15% non-voting interest in Buffalo Management LLC. Chad Brownstein, our non-executive vice chairman, has sole voting and dispositive power of the shares owned by Buffalo. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(7)
This amount includes (i) Mr. Brownstein's personal holdings of immediately exercisable options to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 (ii) 816,667 shares of our common stock and a warrant to purchase 1,813,539 shares of our common stock at an exercise price of $3.75 per share held by Buffalo Management LLC and (iii) 2,900,000 shares of our common stock owned by Quincy Prelude LLC. Mr. Brownstein owns 100% of the voting interest of Quincy Prelude LLC. Quincy Prelude LLC owns 100% of the voting interests and 75% of the economic interests of Buffalo Management LLC and has sole voting and dispositive power of the shares owned by Buffalo.

(8)
Mr. Holtzman, one of our directors, holds immediately exercisable options to purchase 300,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(9)
Mr. Swiller, one of our directors, holds 150,000 shares of our common stock and immediately exercisable options to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(10)
Mr. Archer, one of our directors, holds immediately exercisable options to purchase 0 shares of our common stock. Mr. Archer has sole voting and dispositive power of the 100,000 shares of our common stock beneficially owned by Archer Diversified Investments LLC. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(11)
Mr. Qiu, one of our directors, holds immediately exercisable options to purchase 200,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(12)
Mr. Schatz joined our board of directors effective as of April 1, 2012. Mr. Schatz is Vice President of Hexagon Investments, LLC, but has no voting or dispositive control of the shares owned by Hexagon or its affiliates.

(13)
Mr. Rich, our chief financial officer, holds options to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. Half of these options are immediately exercisable and half vest on September 6, 2012. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(14)
Some of these shares are subject to vesting as described in these footnotes.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

        We will present all possible transactions between us and our officers, directors or 5% stockholders, and our affiliates to the board of directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. Appropriate protocols regarding conflicts of interest and transactions with related persons are addressed in writing in our Code of Business Conduct and Ethics. During fiscal year 2010 and 2011 through the date of this report, we have engaged in the following transactions with related parties:

        LDR Solutions LLC.    Patrick Avery, president and chief executive officer of Prospect provided consulting services to the founding stockholders of Old Prospect Global prior to the inception of Old Prospect Global though his consulting business, LDR Solutions LLC, pursuant to an oral agreement. From March 2010 to August 2010, LDR Solutions, LLC received an aggregate of $25,000 in compensation based on $150 per hour of services provided. This payment was recorded as general and administrative expense during the third quarter of 2010. The scope of the consulting included initial analysis of the potash resource potential in the Holbrook Basin, mine planning, forecasting and negotiations with the Karlsson Group. Upon Mr. Avery's employment with Old Prospect Global, the consulting agreement terminated.

        Buffalo Management LLC.    In August, 2010, Old Prospect Global entered into a management services agreement with Buffalo Management LLC, which was amended in November, 2010 and was assigned to us at the merger closing. Buffalo Management provides advisory and management services to Prospect which includes but is not limited to identifying, analyzing, and structuring growth initiatives, strategic acquisitions and investments and arranging debt and equity financing. To date, Buffalo has sourced investors, facilitated Prospect's leasehold position in the Holbrook Basin and generated business development opportunities throughout international sales markets. As compensation for these services, we have agreed to pay Buffalo Management (i) a consulting fee of $20,000 per month (accruing since August, 2010), (ii) an annual management fee in an amount equal to 2% of our annual gross revenues as shown on our audited financial statements each year, (iii) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by us equal to 1% of the transaction value, and (iv) an advisory fee of $650,000 related to consummating a transaction in which Old Prospect Global merges with or becomes a wholly-owned subsidiary of a publicly traded company. We will also reimburse Buffalo Management for office expenses up to $5,000 per month. Buffalo Management also received a warrant to purchase 1,813,539 shares of our common stock at an exercise price of $3.75 per share and such warrant expires June 21, 2016. In connection with the management services agreement with Buffalo Management, we entered into a registration rights agreement which requires us to register for resale the common stock and the shares of common stock issuable upon exercise of the warrant. On February 29, 2012, Prospect owed Buffalo $107,500 in accrued fees and expense reimbursements. During the first quarter of 2011, Old Prospect Global and Buffalo Management reached an agreement whereby Buffalo received 1,516,667 shares of Old Prospect Global's common stock, with an estimated fair value of $288,167, in lieu of cash for amounts due for management fees, office expenses and advisory fees through February 11, 2011. Prospect paid Buffalo $307,500 in the first quarter of 2012, of which $257,500 related to amounts accrued by Prospect and owed to Buffalo through year end of 2011.

        Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management LLC. Chad Brownstein, one of our directors and our non-executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick Avery, our chief executive officer, owns a 10% non-voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.

        Hexagon Investments, LLC.    We have secured financings through Hexagon Investments, LLC. One of our former board members, Scott Reiman, who served on our board from August, 2011 to March, 2012, is the founder of Hexagon Investments, LLC. Hexagon Investments was not a related party prior to these financings. The details for these transactions with Hexagon Investments are summarized below:

  •
  On April 25, 2011, we issued a $2,500,000 face value secured convertible note in exchange for net proceeds of $2,500,000. The note converted to 881,507 shares of our common stock on November 22, 2011. We also issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to 666,667 of our shares at an exercise price of $3.00 per share. The second warrant is exercisable until April 25, 2014 for up to 2,500,000 of our shares at an exercise price of $3.00 per share. In connection with issuance of the convertible note we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

  •
  On September 19, 2011, we issued a $1,500,000 convertible secured note in exchange for net proceeds of $1,500,000. This note, which converted to 399,033 shares of our common stock on November 22, 2011. We also issued Hexagon a warrant to purchase up to 980,392 shares of our common stock at an exercise price of $3.83 per share, which is exercisable until September 18, 2013. In connection with issuance of the convertible note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

  •
  On November 22, 2011 we sold 2,588,235 shares of common stock and a warrant to purchase 2,588,235 shares of common stock at $4.25 per share for total cash proceeds of $10,999,998.75 to Very Hungry LLC, an affiliate of Hexagon. The warrant is exercisable at any time through November 22, 2012. We granted piggy-back registration rights for the shares purchased and issuable upon exercise of the warrant.

    Also on November 22, 2011 we entered into a royalty agreement with Grandhaven Energy, LLC, another affiliate of Hexagon Investments, whereby we sold Grandhaven an overriding royalty interest of 1% of the gross proceeds received by our subsidiary, American West Potash, or AWP, from the extraction of potash from its existing land holdings for $25,000 cash. If (i) the Arizona State Land Department declines to issue any lease to AWP with respect to any state exploration permit, or (ii) the Arizona State Land Department terminates any state exploration permit, or (iii) the Arizona State Land Department refuses to consent to the assignment of any royalty interests in any Arizona state lease, or requires any reduction of or imposes any condition on such royalty interests as a condition of approving an assignment of such royalty interests or approving any royalty reduction or other action with respect to a state lease, or (iv) if AWP has not been issued all of the state leases and conveyed to Grandhaven all royalty interests in all of AWP's Arizona state leased premises on or before March 1, 2013, Grandhaven shall have the option to receive substitute royalty interests from us in the same number of acres in portions of our non-Arizona state properties, in a percentage sufficient to compensate Grandhaven for the reduced royalty interests in the affected state lease. If AWP has not been issued any Arizona state leases as of the date that AWP conveys assignments of the royalty interest in the non-Arizona state properties Grandhaven may elect to receive in substitution an assignment of a 1.388% royalty interest in all of the non-Arizona state leased premises. If we do not deliver assignments of the royalty interest from AWP to Grandhaven by December 31, 2013, Grandhaven has the option, at anytime thereafter, to purchase shares of our common stock at $4.25 per share in exchange for the surrender by Grandhaven of royalty interests for which assignments have not been obtained, valued at their fair market value at that time.

        COR Advisors LLC.    On July 5, 2011, we entered into an Investor Relations Consulting Agreement with COR Advisors LLC, pursuant to which COR will provide to us investor relations services. COR and its affiliates beneficially own more than 5% of our common stock. The compensation paid to COR under the Consulting Agreement is 300,000 shares of our common stock. 100,000 shares were fully vested upon execution of the Consulting Agreement, 100,000 shares fully vested on January 5, 2012, and 100,000 shares will fully vest on July 5, 2012. We valued this transaction in our financials at $1,125,000 based on a $3.75 stock price as of the date the agreement was entered into.

        Karlsson Group Credit Facility.    Prospect Global conducts its operations through its wholly-owned subsidiary, Old Prospect Global, which owns a 50% operated interest in AWP. Old Prospect Global provided the Karlsson Group, Inc., the other 50% owner of AWP, with a $250,000 credit facility to fund expenses pertaining to leasehold activity in the Holbrook Basin that Karlsson incurred subsequent to September 1, 2010. Advances under the credit facility accrued interest at 8% per annum. Pursuant to AWP's Operating Agreement, approximately $78,000 in advances and accrued interest were repaid in January 2011 by deducting the principal and interest from Old Prospect Global's initial $2,200,000 cash contribution to AWP, and Old Prospect Global simultaneously terminated the credit facility.

        Related Party Receivables from AWP.    Old Prospect Global paid $27,849 in 2010 and Prospect Global paid approximately $14,112 in 2011 on behalf of AWP. As a result of the consolidation of financial statements, related party receivables are eliminated upon consolidation.

        Brownstein Hyatt Farber Schreck, LLP.    On July 5, 2011, we entered into a Fee Agreement with Brownstein Hyatt Farber Schreck LLP, pursuant to which Brownstein Hyatt provides government relations services to us. Chad Brownstein, one of our directors, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global's principal outside legal counsel. Mr. Brownstein's father owns 600,000 shares of Prospect Global's common stock. Prospect Global has paid Brownstein Hyatt approximately $680,577 in legal fees since January 1, 2011. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global's common stock which was paid for by issuing a promissory note to Prospect Global in the amount of $750,000 (representing the fair market value of the stock on the purchase date). The promissory note bears interest at the short term applicable federal rate and matures in one year. The promissory note is secured by the common stock purchased, and 20% of the outstanding principal balance constitutes a recourse obligation. As a result of the firm providing Prospect Global with government relations services as of August 15, 2011 and February 3, 2012, the principal amount of the Note was reduced by $750,000. Chad Brownstein, our director and non-executive vice chairman, does not share in any of these fees or transactions.

Conflict of Interests

        We have established protocols for corporate conflict of interests in our Code of Business Conduct and Ethics policy that prohibits conflicts of interests unless approved by the board of directors. Our board of directors has established a course of conduct whereby it considers in each case whether the proposed transaction is on terms as favorable or more to Prospect Global than would be available from a non-related party. Our board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions was presented to our board of directors for consideration and each of these transactions was unanimously approved by our board of directors after reviewing the criteria set forth in the preceding two sentences. Each of the related party transaction was individually negotiated, and none of the transactions was contingent upon or otherwise related to any other transaction. As discussed above, copies of our Code of Business Conduct and Ethics policy and Code of Ethics for Senior Financial Advisors can be found on our website: www.prospectgri.com under the tab "Investors".

Item 14.    Principal Accounting Fees and Services

        Webb & Company was Triangle's independent registered public accounting firm in 2008 and until February 11, 2011. Ehrhardt Keefe Steiner & Hottman PC became our independent registered public accounting firm on February 11, 2011 and was Old Prospect Global's independent registered public accounting firm in 2010. There were no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Webb & Company or Ehrhardt Keefe Steiner & Hottman to refer to in their respective opinions.

        The following table sets forth fees billed by Triangle's principal accounting firm of Webb & Company for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$5,500	$14,675
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	484	—

	$5,984	$14,675

        The following table sets forth fees billed by Ehrhardt Keefe Steiner & Hottman, the principal accounting firm for (i) Old Prospect Global for the year ended in 2010 and (ii) Prospect for the year ended in 2011:

	Year Ended December 31,
	2011	2010
Audit Fees	$139,743	$69,492
Audit Related Fees	0	7,860
Tax Fees	—	—
All Other Fees	—	—

	$139,743	$77,352

        Prospect's board of directors approved the 2011 audit fees as we did not establish an audit committee until April, 2012. The audit committee's pre-approval policies and procedures described in 17 CFR 210.2-01(c)(7)(i) and other protocols are discussed in its written charter which can be found at www.prospectgri.com under the tab "Investors".

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1.
Financial Statements

        The following financial statements of Prospect Global are included at the indicated pages of the document as stated below:

Report of Independent Registered Public Accounting Firm	22
Financial Statements:
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	23

Consolidated Statements of Operations for the twelve months ended December 31, 2011, for the period August 5, 2010 (Inception) through December 31, 2010 and for the cumulative period from August 5, 2010 (Inception) through December 31, 2011	24
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, for the period August 5, 2010 (Inception) through December 31, 2010 and for the cumulative period from August 5, 2010 (Inception) through December 31, 2011	25
Consolidated Statements of Shareholders' Equity as of December 31, 2011, December 31, 2010 and August 5, 2010 (Inception)	26
Notes to Consolidated Financial Statements	27
2.
Financial Statement Schedules

        Financial statement schedules are omitted because they are not required or not applicable.

3.
Exhibits

        (a)   Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index herein, which information is incorporated herein by reference, and such exhibits are filed herewith.

        (b)   The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Annual Report on Form 10-K.

        (c)   Not applicable.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on March 30, 2012.

PROSPECT GLOBAL RESOURCES INC.
/s/ PATRICK AVERY Patrick Avery Chief Executive Officer, Principal Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1933, this amendment to registration statement has been signed below by the following persons in the capacities indicated on March 30, 2012:

Name and Signature	Title

/s/ PATRICK AVERY Patrick Avery	Chief Executive Officer, Principal Executive Officer and Director
/s/ WAYNE RICH Wayne Rich	Principal Financial and Accounting Officer
/s/ BARRY MUNITZ Barry Munitz	Director
/s/ CHAD BROWNSTEIN Chad Brownstein	Director
/s/ DEVON ARCHER Devon Archer	Director
Marc Holtzman	Director
/s/ J. ARI SWILLER J. Ari Swiller	Director
Zhi Zhong Qiu	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer's Current Report on Form 8-K filed on July 20, 2011).
4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 31, 2011).
4.2
Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 11, 2011).
4.3	Registration Rights Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
4.4	Stockholders Agreement dated January 24, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
4.5	Common Stock Purchase Warrant with Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 11, 2011).
4.6	Convertible Secured Promissory Note with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 17, 2011).
4.7	Registration Rights Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 17, 2011).
4.8
Senior Secured Convertible $2,500,000 Promissory Note with Hexagon Investments, LLC dated April 25, 2011 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 26, 2011).
4.9	Two year Common Stock Purchase Warrant with Hexagon Investments (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 26, 2011).
4.10	Three year Common Stock Purchase Warrant with Hexagon Investments (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 26, 2011).
4.11	Common Stock Purchase Warrant with COR Capital (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 26, 2011).
4.12	Registration Rights Agreement with Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on April 26, 2011).

EXHIBIT NO.	DESCRIPTION
4.13	Amendment to Note Purchase Agreement and Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated April 20, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 26, 2011).
4.14	Common Stock Purchase Warrant with COR Capital LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed on August 2, 2011).
4.15
Senior Secured Convertible $1,500,000 Promissory Note with Avalon Portfolio, LLC dated August 3, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed on August 5, 2011).
4.16	Common Stock Purchase Warrant with Avalon Portfolio, LLC (incorporated herein by reference to Exhibit 4.2 to the Issuer's Current Report on Form 8-K filed on August 5, 2011).
4.17	Registration Rights Agreement with Avalon Portfolio, LLC dated August 3, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer's Current Report on Form 8-K filed on August 5, 2011).
4.18‡	2011 Director and Consultant Equity Incentive Plan dated August 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer's Current Report on Form 8-K filed on August 30, 2011).
4.19‡	2011 Employee Equity Incentive Plan dated August 24, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed on August 30, 2011).
4.20
$1,500,000 Convertible Secured Promissory Note with Hexagon Investments, LLC dated September 19, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
4.21	Two year Common Stock Purchase Warrant with Hexagon Investments (incorporated herein by reference to Exhibit 4.2 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
4.22
Registration Rights Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
4.23‡	2011 Employee Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on November 1, 2011).
4.24‡	2011 Director and Consultant Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer's Current Report on Form 8-K filed on November 1, 2011).
4.25	Common Stock Purchase Warrant with Very Hungry LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
4.26	Registration Rights Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
4.27	Amended and Restated Stockholders Agreement dated November 22, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).

EXHIBIT NO.	DESCRIPTION
10.1‡	Amended and Restated Management Services Agreement with Buffalo Management LLC dated January 7, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 11, 2011).
10.2
Amended Investment Banking Engagement Agreement with Spouting Rock Capital Advisors, LLC dated January 19, 2011 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
10.3	Third Amended and Restated AWP Operating Agreement dated January 21, 2011 (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on February 11, 2011).
10.4	Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on February 11, 2011).
10.5	Security Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on February 11, 2011).
10.6‡	Side Letter with Buffalo Management LLC dated February 11, 2011 (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 11, 2011).
10.7	Note Purchase Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Currently Report on Form 8-K filed on March 17, 2011).
10.8
Amended and Restated Security Agreement with Dr. Richard Merkin and COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 17, 2011).
10.9
Amendment to Note Purchase Agreement and Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated April 20, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 26, 2011).
10.10	Waiver and Consent with COR Capital dated April 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
10.11	Securities Purchase Agreement with Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2011).
10.12
Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital and Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2011).
10.13
Investor Relations Consulting Agreement between the Company and COR Advisors LLC dated July 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on July 8, 2011).
10.14	Fee Agreement between American West Potash LLC and BHFS dated July 5, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer's Current Report on Form 8-K filed on July 8, 2011).

EXHIBIT NO.	DESCRIPTION
10.15	Secured Partial Recourse Promissory Note dated July 5, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
10.16	Pledge Agreement July 5, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
10.17†	Potash Sharing Agreement dated July 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on August 2, 2011).
10.18†	First Mineral Lease dated July 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer's Current Report on Form 8-K filed on August 2, 2011).
10.19†	Second Mineral Lease July 27, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer's Current Report on Form 8-K filed on August 2, 2011).
10.20	Securities Purchase Agreement with Avalon Portfolio, LLC August 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on August 5, 2011).
10.21
Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital, Hexagon Investments and Avalon Portfolio, LLC August 3, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer's Current Report on Form 8-K filed on August 5, 2011).
10.22	Rescission Agreement with Marc Holtzman dated August 15, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on August 19, 2011).
10.23‡	Employment Agreement with Wayne Rich dated September 6, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on August 30, 2011).
10.24
Securities Purchase Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
10.25	Security Agreement with Hexagon Investments (incorporated herein by reference to Exhibit 10.2 to the Issuer's Current Report on Form 8-K filed on September 23, 2011).
10.26	Common Stock Purchase Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
10.27	Amendment to Note Purchase Agreement with COR Capital dated November 22, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
10.28
Second Amendment to Note Purchase Agreement with Dr. Richard Merkin dated November 22, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
10.29
Potash Royalty Purchase and Sale Agreement and Option with Grandhaven Energy, LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer's Current Report on Form 8-K filed on November 29, 2011).
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed on February 11, 2011).

EXHIBIT NO.	DESCRIPTION
16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on February 11, 2011).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
23.1*	Consent of North Rim Exploration Ltd.
23.2*	Consent of Tetra Tech
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1
Financial Statements for the period from inception (August 5, 2010) through December 31, 2010 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
99.2
Unaudited Pro Forma Financial information of Prospect and old Prospect Global for the period ended December 31, 2010 (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K/A filed on March 31, 2011).
99.3	NI 43-101 Report dated October 17, 2011 (incorporated herein by reference to Exhibit 99.1 to the Issuer's Current Report on Form 8-K filed on October 19, 2011).
99.4	Preliminary Economic Assessment Report (incorporated herein by reference to Exhibit 99.1 to the Issuer's Current Report on Form 8-K filed on December 22, 2011).
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Furnished herewith.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

‡
Management contract, compensatory plan or arrangement.