Form 10-KT
period 2012-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2012-05-10
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    or

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2012 to March 31, 2012

Commission file number: 333-163499

Prospect Global Resources Inc.

(Name of registrant as specified in its charter)

NEVADA	26-3024783
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1621 18th Street, Suite 260, Denver, CO 80202

(Address of principal executive offices, including zip code)

Registrant’s telephone number including area code:

(303) 990-8444

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,598,864.

As of May 1, 2012, 39,489,173 shares of the registrant’s common stock were issued and outstanding.

i

EXPLANATORY NOTE

On February 11, 2011 we completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation, which is now our wholly-owned subsidiary. We changed our name from Triangle Castings, Inc. to Prospect Global Resources Inc., a Nevada corporation, at the time of the merger.

We are filing this Transition Report on Form 10-K for the three month transition period ended March 31, 2012.  On March 20, 2012 the Company’s board of directors resolved to change the Company’s fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements. This Transition Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward- looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Transition Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

In this Transition Report, unless the context otherwise requires:

(a)                                  all references to “Prospect” or “Prospect Global” refer to Prospect Global Resources Inc. f/k/a Triangle Castings, Inc., a Nevada corporation.

(b)                                 all references to “old Prospect Global” refer to our wholly owned subsidiary Prospect Global Resources Inc., a Delaware corporation.

(c)                                  all references to “we,” “us,” “our” and “the Company” refer collectively to Prospect and its subsidiaries old Prospect Global and American West Potash LLC.

(d)                                 all references to “Triangle” refer to Prospect Global prior to the merger, at which time its name was Triangle Castings, Inc.

(e)                                  all references to 2011 mean the year ended March 31, 2011 and to 2012 mean the year ended March 31, 2012.

(f)                                    all references to “FY 20XX” mean the year ended March 31, 20XX.

Items 1. & 2. Business and Properties

Overview of Our Business

With the completion of a 43-101 mineral resource estimate report (Resource Calculation) as well as a Preliminary Economic Assessment (PEA) during 2012, Prospect transitioned from an exploration stage to a development stage company engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona. In the 1960’s and 1970’s, Arkla

Exploration Company, Duval Corporation and others drilled approximately 135 core holes to delineate the potash resource in the basin. However, to date the Holbrook Basin has not commercially produced potash.

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

During the fourth quarter of 2011 and the first three quarters of 2012, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. The results from the seismic data and the drilling helped delineate the potash resource potential on AWP’s acreage and supported the completion of the Resource Calculation and PEA. This was combined with the historic information of approximately 58 wells in our project area. Due to the relatively shallow depth of the deposit, AWP plans to mine the potash employing conventional underground mining techniques.

In January 2011, we contracted North Rim Exploration Ltd, a leading third party geologic engineering firm, to supervise field activity, analyze the results and prepare the Resource Calculation. North Rim completed the requisite activities and issued the Resource Calculation on October 17, 2011.

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

The complete Resource Calculation is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 19, 2011. As defined by SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, AWP’s resource currently does not meet the definition of proven or probable reserves.

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

Prospect plans to drill and core 10 additional wells to continue to develop the resources identified in the Resource Calculation.  As of March 31, 2012, Prospect drilled two wells and is currently analyzing the core samples from these wells.

Given that AWP recently commenced its development program and the Company has no other production properties, we do not currently generate revenue and have incurred losses since inception.

We were incorporated in the state of Nevada on July 7, 2008. Our wholly- owned subsidiary, old Prospect Global, was incorporated in the state of Delaware on August 5, 2010.

Business and Operating Strategy

Our business strategy is to grow stockholder value primarily through the development of potash located in the Holbrook Basin of eastern Arizona. Key elements of our strategy include the following:

•                  Further delineate the resource to establish proven and probable reserves;

•                  Strengthen our leasehold position through acquiring bolt-on acreage and maintaining operatorship in order to manage the pace of spending and establish the project’s full lifecycle plan;

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

As described above in the Overview of Our Business, North Rim supervised the seismic and drilling efforts and prepared the Resource Calculation and Tetra Tech completed a PEA. Based on the findings from both the Resource Calculation and PEA, we believe our acreage in the Holbrook Basin holds significant potash resources. During FY 2013, we plan to expand the drilling and coring of 8 to 10 additional holes to further delineate the resource and achieve the confidence levels required under SEC Industry Guide 7 for proven and probable reserves. We can provide no assurance, however, that this additional drilling will actually lead to proven or probable reserves.

We decided to pursue potash mining in the United States based on our belief that the United States represents lower risks than many other foreign mining jurisdictions. The United States is also one of the world’s largest consumers of potash, importing over 80% of all domestically consumed potash in calendar year 2011. Accordingly, we believe our property will possess geographic competitive advantages in fulfilling market demand. As a domestic provider we believe we will represent a potentially more attractive source for potash than many of the imports which are subject to significant transport expenses, delivery risks, political risks, risk of potential future cross border taxation and other uncertainties and/or costs.

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

American West Potash LLC

We have partnered with the Karlsson Group, a group of entrepreneurs unaffiliated with Prospect, for the purpose of exploring for, and possibly producing, potash from the Holbrook Basin of eastern Arizona. Karlsson acquired and accumulated the initial acreage and permits in the Holbrook Basin. We formed AWP with the Karlsson Group in December, 2010. Pursuant to the terms of the AWP operating agreement, we are the exclusive operator of the project. We and Karlsson each designate two of AWP’s managers who provide overall direction. The operating agreement provides for a fifth manager to be mutually selected by Karlsson and Prospect but a fifth manager has not been appointed. Patrick L. Avery and Jonathan Bloomfield were appointed as President/CEO and CFO, respectively, of AWP.

Pursuant to AWP’s operating agreement, Karlsson transferred to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres in the Holbrook Basin in exchange for a 50% equity interest in AWP. We contributed $11 million in cash to fund AWP’s operations in exchange for our 50% equity interest in AWP, and as the operator of AWP, we provide to AWP technical resources, mining expertise and industry knowledge.

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

Due to our recent status change from exploratory status to a development stage company, we have only recently commenced discussions with regulatory agencies regarding the environmental and permitting process. In FY 2013, we anticipate making significant capital expenditures to perform additional environmental studies to evaluate the impact of a potash mine on its surrounding environment. These studies include but are not limited to water, wildlife, vegetation, air, noise, surface disturbance and dust.

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

In calendar year 2008, global potash consumption exceeded 50MMT. However, due to the global economic downturn in calendar year 2009, global potash consumption fell to less than 30MMT. In calendar years 2010 and 2011, potash consumption recovered to over 50MMT in each year, of which the U.S. produced approximately 1MMT annually. The U.S. is a net importer of potash, producing approximately 17% of the potash it consumes. Canada currently accounts for approximately 30% of global potash production. The next six largest producers, China, Russia, Belarus, Germany, Israel and Jordan, account for approximately 61% of global production.

Employees

As of May 1, 2012, we have a total of five employees. We believe that our employee relations are good. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

Glossary of Terms

Potash:  A generic term for potassium salts (primarily potassium chloride, but also potassium nitrate, potassium sulfate and sulfate of potash magnesia, or langbeinite) used predominantly and widely as a fertilizer in agricultural markets worldwide. Unless otherwise indicated or inferred by context, references to “potash” refer to muriate of potash.

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

Item 1A.  Risk Factors

Investing in our shares involves significant risks, including the potential loss of all or part of your investment. These risks could materially affect our business, financial condition and results of operations and cause a decline in the market price of our shares. You should carefully consider all of the risks described in this Transition Report, in addition to the other information contained in this Transition Report, before you make an investment in our shares. Unless otherwise indicated, references to us, Prospect or Prospect Global include our operating subsidiaries old Prospect Global and AWP.

Risks Related to Our Business

We are a development stage company with no current revenue source and a history of operating losses and there is an expectation that we will generate operating losses for the foreseeable future; we may not achieve profitability for some time, if at all.

We have incurred losses each year since our inception. We expect to continue incurring operating losses until several months after production occurs. The process of exploring, developing and bringing into production a producing mine is time-consuming and requires significant up-front and ongoing capital. We expect that our activities, together with our general and administrative expenses, will continue to result in operating losses for the foreseeable future. As of March 31, 2012, our losses accumulated in the development stage were $79,710,846. For the three months ended March 31, 2012 our net loss attributable to Prospect Global was $4,954,333.

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

•                  Obtain operatorship of assets in order to control our pace of spending and establish the project’s full lifecycle plan;

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

A target property is a property in which we hold an interest and has what we believe, based on available geological data, to be indications of mineral interests of certain natural resources. However, there is no way to predict in advance of actual mining whether any target property will yield natural resources in sufficient grades or quantities to recover our mining and development cost. Even the use of geological data and other technologies and the study of producing mines in the same area will not enable us to know conclusively prior to mining whether natural resources will be present or, if present, whether in the quantities and grades expected. We cannot assure you that all of the testing and analysis we perform will completely mitigate this risk.

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

Our business strategy includes growing our mineral interest base through acquisitions. Our failure to integrate acquired businesses successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

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

The upfront cost incurred for the acquisition, exploration and development of a mining project can be substantial, and the ability of a mining company to raise that capital can be influenced by a number of factors beyond the company’s control including but not limited to general economic conditions, political turmoil, market demand, commodity prices and expectations for commodity prices, debt and equity market conditions and government policies and regulations.

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

Any one of these variables can materially affect a mining company’s ability to fund its sustaining capital needs.

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

Farmers are able to maximize their economic return by applying optimum amounts of crop nutrients. Farmers’ decisions about the application rate for each crop nutrient, or to forego application of a crop nutrient, particularly phosphate and potash, vary from year to year depending on a number of factors, including among others, crop prices, crop nutrient and other crop input costs or the level of the crop nutrient remaining in the soil following the previous harvest. Farmers are more likely to increase application rates when crop prices are relatively high, crop nutrient and other crop input costs are relatively low and the level of the crop nutrient remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forego application when farm economics are weak or declining or the level of the crop nutrients remaining in the soil is relatively high. This variability in application rates can materially accentuate the cyclicality in prices for our future products and our sales volumes.

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

•                  The absence of consistent administrative supervision of “bid” and “ask” quotations;

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

Our shares may trade at prices significantly below current levels, in which case holders of the shares may experience difficulty in reselling, or an inability to sell, the shares. In addition, when the market price of a company’s common equity drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources away from the day-to-day operations of our business.

We have a number of common stock warrants outstanding that if converted would dilute existing shareholders and could depress the market price of our common stock. We may also issue additional warrants and shares of our common stock in the future.

We have issued warrants to purchase an aggregate of 12,097,363 shares of our common stock. We may also issue additional warrants and shares of our common stock in the future and this could lower the market price of our common stock.

We incur increased costs as a result of being an operating public company.

As a public company, we incur increased legal, accounting and other costs that we would not incur as a private company. The corporate governance practices of public companies are heavily regulated. For example, public companies are subject to the Sarbanes-Oxley Act of 2002, related rules and regulations of the Securities and Exchange Commission, as well as the rules and regulations of any exchange or quotation service on which a company’s shares may be listed or quoted.

Our common stock could be considered a “penny stock” making it difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Our stock trades infrequently and in the past year trades have been reported both above and below $5.00 per share on the OTC Bulletin Board. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

Our common stock trades on the OTC Bulletin Board trading system under the symbol “PGRX.”

The following table sets forth the high and low bid prices for our common stock for the respective periods, as reported on the OTC Bulletin Board trading system.

Year	Three months including:	High	Low
2011	Apr-Jun	4.00	2.85
	Jul-Sept	7.75	3.75
	Oct-Dec	8.50	4.00
2012	Jan-Mar	10.00	2.05

Holders

As of May 1, 2012, there were approximately 62 holders of record of our common stock based upon information provided by our transfer agent.

Dividends

We have never declared or paid dividends on our common stock nor do we anticipate paying any cash dividends on our common stock within the foreseeable future. Our board of directors has the ability and may so choose to declare cash dividends on our common stock, at their discretion, in the future. In their determination to declare dividends, the board will consider, among other factors, the company’s financial positions, results of operations, cash requirements, and any applicable outstanding covenants.

Equity Compensation Plans

See Note 11—Stock Based Compensation within the accompanying financial statements for information related to our equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Selected Financial Data

As a smaller reporting company we are not required to provide this information. See Item 8. Financial Statements and Supplementary Data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. See Section 1A—Risk Factors in this Transition Report.

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

Prospect operates in the Holbrook Basin through its 50% ownership in AWP, which is described under the caption “American West Potash LLC” above.

Operating Results for the Three Months Ended March 31, 2012 and 2011

Revenue

For the three months ended March 31, 2012 and 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended March 31, 2012 and 2011 totaled $0 and $645,906, respectively. Exploration expenses incurred for the three months ended March 31, 2011 included $524,129, $115,477 and $6,300 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to AWP’s activities in the Holbrook Basin area of eastern Arizona.  For the three months ended March 31, 2012, $833,046 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expense for the three months ended March 31, 2012 and 2011 totaled $4,949,318 and $743,937, respectively. G&A expenses incurred during the three months ended March 31, 2012 included $2,307,801, $1,448,083 and $1,193,434  related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively. For the three months ended March 31, 2011, G&A expenses incurred included $135,770, $329,415, and $278,752 related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively.  For the period January 1, 2012 to March 31, 2012, $328,942 was capitalized as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $3,400 and $8,575 for the three months ended March 31, 2012 and 2011, respectively.

Derivative Losses

There were no derivative losses for the three months ended March 31, 2012 as any and all convertible notes and warrants giving rise to derivative liabilities were settled on November 22, 2011, as discussed further below.  Derivative losses for the three months ended March 31, 2011 totaled $14,955,547.  These derivative losses relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also includes the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

Our common stock is traded in the over-the-counter market and historically has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. Our common stock continues to be traded infrequently and in small volumes, which makes us believe that it may not provide the best indication of fair value. The derivative financial instruments associated with the losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represented the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates. Refer to Note 7—Convertible Notes in the accompanying financial statements for additional information.

Interest Expense

Net interest expense for the three months ended March 31, 2012 and 2011 totaled $107 and $105,915, respectively. Net interest expense incurred in the three months ended March 31, 2011 included $50,774 and $55,141 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Operating Results for the Fiscal Year Ended December 31, 2011 and from August 5, 2010 (Inception) to December 31, 2011

Revenue

For the year ended December 31, 2011 and from August 5, 2010 (Inception) to December 31, 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the year and cumulative period ended December 31, 2011 totaled $5,600,288 and $5,600,288, respectively. Exploration expenses incurred in 2011 included $1,015,116, $4,430,677 and $154,495 attributable to seismic, drilling and permitting/environmental, respectively. For all periods, exploration expenses were related to AWP’s activities in the Holbrook Basin area of eastern Arizona.

General and Administrative Expense (“G&A”)

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

Our common stock is traded in the over-the-counter market and historically has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. Our common stock continues to be traded infrequently and in small volumes, which makes us believe that it may not provide the best indication of fair value. Derivative financial instruments associated with the losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of September 30, 2011 and November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represent the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates. Refer to Note 7—Convertible Notes in the accompanying financial statements for additional information.

Loss on Debt Extinguishment

We incurred a $2,000,000 loss on debt extinguishment for the year ended December 31, 2011. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the accompanying financial statements.

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

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of March 31, 2012, Prospect had approximately $11.3 million in cash, compared to approximately $9.2 million as of December 31, 2011. Since inception, we have raised and relied almost exclusively on private placements of common stock and convertible notes to fund our operations. Since August 5, 2010 (Inception), we have raised approximately $27.1 million dollars through the issuance of convertible notes and common stock to founding stockholders and outside investors. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise additional funds. While we intend to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts. We also need to raise additional money to fund significant capital and operating expenses we anticipate to incur throughout FY 2013.

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Twelve months ended December 31, 2011	August 5, 2010 (inception) through December 31, 2010	Cumulative from August 5, 2010 (inception) through December 31, 2012
		(unaudited)
Net cash used in operating activities	$(2,984,961)	$(812,679)	$(8,271,153)	$(455,729)	$(11,711,743)
Net cash used in investing activities	$(1,722,288)	$(51,345)	$(358,498)	$(4,781)	$(2,085,567)
Net cash provided by financing activities	6,800,096	2,500,000	17,194,110	1,103,412	25,097,518
Increase in cash and cash equivalents	$2,092,847	$1,635,976	$8,564,459	$642,902	$11,300,208

Cash used in operating activities during the three months ended March 31, 2012 was primarily related to the continuation of our drilling activities in the Holbrook Basin and other corporate general and administrative expenses. The net cash used in investing activities predominantly pertains to the Company’s acquisition of adjacent and complementary acreage and the exercising of options to obtain mineral rights in the Holbrook Basin. The net cash provided by financing activities for the three months ended March 31, 2012 relates to the issuances of common stock.

Excluding the notes converted in connection with the reverse merger (as discussed in Note 1—Organization and Business Operations in the accompanying financial statements), outstanding debt throughout the twelve months ended December 31, 2011 was comprised of five convertible, secured promissory notes, each secured by all of our assets on a pari passu basis with each of the other notes. On November 22, 2011, we completed a qualified financing (defined as Prospect’s sale of securities in a transaction or series of transactions for at least $10,000,000), resulting in the conversion of these notes into our common stock. As of December 31, 2011 and March 31, 2012, we had no outstanding debt.

Further information relating to each of the convertible notes outstanding throughout the twelve months ended December 31, 2011 is provided in Note 7—Convertible Notes in the accompanying financial statements.

Critical Accounting Policies and Estimates

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

Note Regarding Forward-Looking Statements

In addition to historical information, this Transition Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. This Transition Report on Form 10-K includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Holbrook Basin in Arizona, as well as statements regarding intended value creation; our opinion about future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties, companies or interests in companies with a potash reserve base; our plan to prove up reserves by acquiring seismic data and drilling and coring test holes; our plan to begin the environmental and permitting process, preliminary mine design and bankable feasibility study, which we estimate to complete this year; our plan of exploration; the viability of a potash mine in the Holbrook Basin; the economic benefits of a potash mine; future sales of state leases and permits; our intention to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments; our anticipation of raising and contributing to AWP and raising additional money to fund our general corporate expenses; our ability to further implement our business plan and generate revenue; our anticipation of investing considerable amounts of capital to establish production from our mining project; our anticipation of our ability to generate reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Transition Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Transition Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•                  Our history of operating losses;

•                  Our limited operating history;

•                  Our inability to obtain sufficient additional capital;

•                  Our dependence on the success of the development activities of AWP;

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

March 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prospect Global Resources, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Prospect Global Resources, Inc. and Subsidiaries (a development stage company, the “Company”) as of March 31, 2012 and December 31, 2011 and 2010, and the related statements of operations, cash flows, and shareholders’ equity for the three months ended March 31, 2012, the year ended December 31, 2011, the period from August 5, 2010 (Inception) to December 31, 2010, and the cumulative period from August 5, 2010 (Inception) to March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prospect Global Resources, Inc. and Subsidiaries, as of March 31, 2012 and December 31, 2011 and 2010, and the results of their operations and their cash flows for the three months ended March 31, 2012, the year ended December 31, 2011, the period from August 5, 2010 (Inception) to December 31, 2010, and the cumulative period from August 5, 2010 (Inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

May 10, 2012

Denver, Colorado

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

	March 31,2012	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$11,300,208	$9,207,361	$642,902
Accounts receivable	673	780	—
Related party receivable	25,000	25,000	27,849
Related party credit facility	—	—	77,616
Prepaid expense	—	74,128	—
Other current assets	827,875	15,625	7,899
Total current assets	12,153,756	9,322,894	756,266

Noncurrent assets
Mineral properties	13,468,520	12,091,249	—
Equipment, (net of accumulated depreciation of $5,993, $2,804 and $239, respectively)	82,516	19,226	4,542
Deposits	79,912	65,000	—
Total noncurrent assets	13,630,948	12,175,475	4,542

Total assets	$25,784,704	$21,498,369	$760,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$672,195	$60,654	$270,711
Accrued liabilities	843,551	1,325,121	134,164
Convertible notes, net of umamortized discount	—	—	1,048,863
Total current liabilities	1,515,746	1,385,775	1,453,738

Grandhaven Option (Note 9)	4,060,635	4,060,635	—
Total liabilities	$5,576,381	$5,446,410	$1,453,738

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 39,489,173, 37,789,174 and 17,788,638 issued and outstanding at March 31, 2012, December 31, 2011 and December 31, 2010, respectively	39,489	37,789	17,789
Additional paid-in capital	91,957,720	82,853,631	46,610
Losses accumulated in the development stage	(79,710,846)	(74,756,513)	(757,329)
Total shareholders’ equity - Prospect Global Resources Inc.	12,286,363	8,134,907	(692,930)

Non-controlling interest	7,921,960	7,917,052	0

Total shareholders’ equity	20,208,323	16,051,959	(692,930)

Total liabilities and shareholders’ equity	$25,784,704	$21,498,369	$760,808

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2011	August 5, 2010 (Inception) through December 31, 2010	Cumulative from August 5, 2010 (Inception) through March 31, 2012
	(unaudited)
Expenses:
Exploration	$—	$645,906	$5,600,288	$—	$5,600,288
General and administrative	4,949,318	743,937	12,671,435	743,054	18,363,807
Total expenses	4,949,318	1,389,843	18,271,723	743,054	23,964,095

Loss from operations	(4,949,318)	(1,389,843)	(18,271,723)	(743,054)	(23,964,095)

Other expense:
Derivative losses	—	(14,955,547)	(54,765,601)	—	(54,765,601)
Loss on debt extinguishment	—	—	(2,000,000)	—	(2,000,000)
Interest, net	(107)	(105,915)	(2,044,808)	(14,275)	(2,059,190)
Total other expense	(107)	(15,061,462)	(58,810,409)	(14,275)	(58,824,791)

Income tax expense	—	—

Net loss	(4,949,425)	(16,451,305)	(77,082,132)	(757,329)	(82,788,886)

Net loss attributable to non-controlling interest	(4,908)	374,555	3,082,948	—	3,078,040

Net loss attributable to Prospect Global Resources Inc.	$(4,954,333)	$(16,076,750)	$(73,999,184)	$(757,329)	$(79,710,846)

Earnings per share
Basic and diluted
Loss per share	$(0.13)	$(1.08)	$(3.36)	$(0.05)	$(3.46)
Weighted average number of shares outstanding	39,014,836	14,836,420	22,046,150	15,161,701	23,047,999

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2011	August 5, 2010 (Inception) through December 31, 2010	Cumulative from August 5, 2010 (Inception) through March 31, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,949,425)	$(16,451,305)	$(77,082,132)	$(757,329)	$(82,788,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	271,811	307,169	2,099,273	9,000	2,380,084
Derivative expense	—	14,955,547	54,765,601	—	54,765,601
Loss on debt extinguishment	—	—	2,000,000	—	2,000,000
Stock Based Compensation	2,108,003	—	7,609,103	850	9,717,956
Interest expense	107	105,915	2,044,808	14,275	2,059,190
Depreciation	3,189	308	2,565	239	5,993
Changes in assets and liabilities:
Accounts receivable	107	27,849	27,069	(27,849)	(673)
Related party credit facility	—	77,616	77,616	(77,616)	—
Other current assets	(812,250)	(133,683)	(7,726)	(7,899)	(827,875)
Deposits	(14,912)	—	(65,000)	—	(79,912)
Accounts payable	611,541	331,710	(210,057)	270,711	672,195
Accrued liabilities	(203,032)	(33,805)	467,727	119,889	384,584
Net cash used in operating activities	$(2,984,861)	$(812,679)	$(8,271,153)	$(455,729)	$(11,711,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(1,655,809)	$(49,000)	$(341,249)	$—	$(1,997,058)
Acquisition of equipment	(66,479)	(2,345)	(17,249)	(4,781)	(88,509)
Net cash used in investing activities	$(1,722,288)	$(51,345)	$(358,498)	$(4,781)	$(2,085,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$—	$2,500,000	$8,000,000	$1,048,863	$9,048,863
Merkin note amendment	—	—	(2,000,000)	—	(2,000,000)
Proceeds from common stock issued	6,799,996	—	11,194,110	54,549	18,048,655
Net cash provided by financing activities	$6,799,996	$2,500,000	$17,194,110	$1,103,412	$25,097,518

Net increase in cash	2,092,847	1,635,976	8,564,459	642,902	11,300,208
Cash and cash equivalents- beginning of period	9,207,361	642,902	642,902	—	—
Cash and cash equivalents - end of period	$11,300,208	$2,278,878	$9,207,361	$642,902	$11,300,208

Cash paid for interest	$—	$—	$—	$—	$—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$—	$(1,075,633)	$(9,492,918)	$—	$(9,492,918)
Common stock attributable to reverse merger	$—	$1,735	$1,735	$—	$1,735
Fair value of land contributed by non-controlling interest	$—	$(11,000,000)	$(11,000,000)	$—	$(11,000,000)
Note receivable in exchange for shares of common stock	$(74,128)	$—	$(1,050,872)	$—	$(1,125,000)
Warrants issued and recorded as deferred financing costs	$—	$—	$(42,600)	$—	$(42,600)
Grandhaven Option, net of $25,000 receivable	$—	$—	$4,035,635	$—	$4,035,635
Accrued development activities	$471,462	$—	$—	$—	$471,462
Accrued lease payments	$—	$—	$750,000	$—	$—
Accrued interest	$—	$50,774	$—	$14,275	$—

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(a Development Stage Company)

				Losses
				Accumulated in	Non-	Total
	Common Stock		Additional Paid-in	the Development	Controlling	Shareholders’
	Shares	Amount	Capital	Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—		$—
Stock issued	16,413,638	16,414	38,135	—		54,549
Stock-based compensation	850,000	850	—	—		850
Stock issued for services	525,000	525	8,475	—		9,000
Net loss	—	—	—	(757,329)		(757,329)
Balance at December 31, 2010	17,788,638	$17,789	$46,610	$(757,329)	$—	$(692,930)

Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued in private placements	2,677,626	2,677	7,167,980	—	—	7,170,657
Stock issued for services	2,016,667	2,017	2,169,960	—	—	2,171,977
Stock-based compensation	700,000	700	7,608,403	—	—	7,609,103
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	12,871,243	12,871	65,862,413	—	—	65,875,284
Net loss	—	—	—	(73,999,184)	(3,082,948)	(77,082,132)
Balance at December 31, 2011	37,789,174	$37,789	$82,853,631	$(74,756,513)	$7,917,052	$16,051,959

Stock issued in private placements	1,599,999	1,600	6,798,396	—	—	6,799,996
Stock issued for services	100,000	100	197,690	—	—	197,790
Stock-based compensation	—	—	2,108,003	—	—	2,108,003
Net loss	—	—	—	(4,954,333)	4,908	(4,949,425)
Balance at March 31, 2012	39,489,173	39,489	91,957,720	(79,710,846)	7,921,960	20,208,323

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(A Development Stage Company)

Note 1—Organization and Business Operations

Introduction

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is a development stage company engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona. The Company’s potash project in the Holbrook Basin of eastern Arizona possesses multiple inherent competitive advantages. We’ve assembled a large contiguous leasehold position of approximately 94,000 acres of solely private and state leases. During the calendar year ended December 31, 2012, the completion of the NI 43-101 resource calculation (“Resource Calculation”) de-risked the geology of our project and the preliminary economic assessment (“PEA”) de-risked the economics of our project. According to the findings in both the Resource Calculation and the PEA, Prospect has a long-lived, high quality resource, capable of producing 2 million tonnes of potash annually, with an estimated life of 40 years.

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

The NI 43-101 is a technical resource report (“NI 43-101 report”), prepared and issued by a third party natural resource expert, delineating the potash resource on AWP’s acreage. The NI 43-101 report is filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 19, 2011. This report is not compliant with SEC Industry Guide 7 as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Prospect is currently conducting further in-field drilling and activities necessary to potentially advance the resource to proven and probable reserves in accordance with Industry Guide 7.

On July 27, 2011, AWP entered into a Potash Sharing Agreement (“Sharing Agreement”) covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to its existing mineral rights covering 50 mineral estate sections in the Holbrook Basin of eastern Arizona. This Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during development of AWP’s mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the Sharing Agreement is for perpetuity or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP. The owners of the mineral estates can also terminate the agreement upon specified defaults by AWP, some following cure periods. With this acquisition, AWP now controls approximately 94,000 acres, comprised of approximately 26,000 acres of Arizona State Land Department leases and approximately 68,000 acres of private leases.

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

Change in Fiscal Year End

On March 20, 2012 the Company’s board of directors resolved to change the Company’s fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012.  As a result of this change, the Company is filing this Transition Report on Form 10-K for the three-month transition period ended March 31, 2012. References to any of our fiscal years mean the fiscal year ending March 31 of that calendar year. Financial information in these notes with respect to the three months ended March 31, 2011 is unaudited.

Note 2—Summary of Significant Accounting Principles

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and applicable Articles of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.

Principles of Consolidation

The Company is the 50% owner of AWP, operates and controls AWP, and accordingly provides the consolidated financial statements for the Company and AWP. AWP’s year end is December 31, whereas Prospect’s year end is March 31. The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to Karlsson and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

Development Stage

As of January 1, 2012, the Company is considered a development stage enterprise. During the first three quarters of 2012, Prospect was considered to be an exploration stage entity as most of its efforts were devoted to raising capital and exploring for potash. As of March 31, 2012, none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. However, on October 17, 2011, the Company received a final NI 43-101 report on its AWP potash exploration property in the Holbrook Basin area of eastern Arizona. This report further delineates AWP’s potash resources, and in conjunction with the completion of the PEA in December 2011, the Company transitioned from an exploration to a development stage company. Further analysis, including additional in-fill drilling, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.

Development costs that meet the definition of an asset are capitalized when incurred.  These development costs include engineering and metallurgical studies, drilling and other related costs to further delineate mineral interests.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the fair value of mineral interests contributed by the Karlsson Group; the calculation of certain conversion features of the Company’s secured convertible notes; the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation expense; and the liability associated with the Grandhaven Option (see Note 9—Grandhaven Option).

Cash and Cash Equivalents

As of March 31, 2012, the Company had no cash equivalents. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. During the course of our operations, our balance of cash and cash equivalents held in bank accounts may exceed amounts covered by the Federal Deposit Insurance Corporation (FDIC).

Equipment

Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. Estimated useful lives of assets currently held range from 2-10 years. The Company’s policy is to review equipment for impairment at least annually.

Mineral Properties

Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 13—Mineral Properties for additional information.

Exploration Expense

Exploration expense includes geological and geophysical work performed on areas that do not yet have identified resources. These costs are expensed as incurred.

Financial Instruments

Prospect’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, warrants, stock options, secured convertible notes, and derivative financial instruments. We carry cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements that contain embedded derivative features. These instruments were carried as derivative liabilities, at fair value, in our financial statements until their conversion into common stock on November 22, 2011. Refer to Note 7—Convertible Notes for additional information.

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

The Company also reports taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no penalties or interest recognized in the statement of operations or accrued on the balance sheet.

Loss per Share

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the year ended March 31, 2012 and from August 5, 2010 (Inception) to March 31, 2012 and 2011, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 14—Loss per Share for additional information.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payments based on the estimated fair value of the awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each issuance’s respective service period.

Warrants

The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 7—Convertible Notes, Note 8—Derivative Financial Instruments and Note 12—Shareholders’ Equity for additional information.

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 3—Prepaid Expense

On July 5, 2011, the Company entered into a fee agreement with Brownstein Hyatt Farber Schreck LLP (“Brownstein Hyatt”), pursuant to which Brownstein Hyatt provides government relations services to us. As compensation for these services, the Company issued Brownstein Hyatt 100,000 fully vested shares of the Company’s common stock. As part of this same transaction, Brownstein Hyatt purchased 200,000 shares of the Company’s common stock in exchange for a promissory note to us in the amount of $750,000 (representing the fair market value of the stock on the purchase date). This promissory note, which bears interest at the rate of .37% and matures on July 5, 2012, is secured by the 200,000 shares of common stock purchased and a twenty percent recourse obligation from Brownstein Hyatt. In accordance with this agreement, the principal amount of the promissory note was reduced by $375,000 on August 15, 2011 based on services performed.  On February 3, 2012 the remaining principal amount of the promissory note was reduced by $375,000 as service was performed. As such, no related balance is carried on the balance sheet as of March 31, 2012.

Note 4—Other Current Assets

In the normal course of business, the Company pays in advance for goods and/or services to be received in the future.  As of March 31, 2012, our prepaid balance related to items such as service contracts, rental agreements and various other operating payments.  As we expect to receive benefits from these payments within the next 12 months, they have been reflected as current assets on the balance sheet.

	March 31, 2012	December 31, 2011	December 31, 2010
Prepaid Insurance & Rent	$223,399	$14,814	$2,570
Other	604,476	811	5,329
Total Other Current Assets	$827,875	$15,625	$7,899

Note 5—Deposits

In the normal course of business, the Company is from time to time required to post cash deposits with certain vendors and governmental agencies. As of March 31, 2012 and December 31, 2011, we had two such deposits with government agencies in the amounts of $50,000, and $15,000 respectively. The remaining balance as of March 31, 2012 of $14,912 relates to deposits for rent and utilities.  Due to the long-term nature of these deposits, they have been reflected in the balance sheet as long term assets.

Note 6—Accrued Liabilities

	March 31, 2012	December 31, 2011	December 31, 2010
Drilling/Permitting	$471,462	$185,480	$—
Legal	279,569	105,296	—
Payments Due Landowners	—	750,000	—
Buffalo Management (Refer to Note 10 - Related Party Transactions)	25,000	257,500	125,000
Other	67,520	26,845	9,164
Total Current Liabilities	$843,551	$1,325,121	$134,164

Note 7—Convertible Notes

As of March 31, 2012 and December 31, 2011, the Company had no outstanding convertible notes.  During the three months ended March 31, 2012, there was no activity related to convertible notes.

In connection with the reverse merger, $1,048,863 of the Company’s outstanding convertible notes, which were issued in 2010, and $26,770 of accrued interest, converted into 358,559 shares of common stock on February 11, 2011.

Between January and September 2011 the Company issued various secured convertible notes.  On November 22, 2011, these convertible notes and their associated interest were converted into common stock, as further outlined below. The following notes were outstanding prior to their conversion on November 22, 2011:

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

Accounting for the Secured Convertible Notes

We evaluated the terms and conditions of the secured convertible notes upon their issuance and while they remained outstanding. Because the economic characteristics and risks of the equity-linked conversion options were not clearly and closely related to a debt-type host, the conversion features required classification and measurement as derivative financial instruments. The other embedded derivative features (down-round protection features, automatic conversion provisions and make whole provisions) were also not considered clearly and closely related to the host debt instruments. These features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, our evaluation resulted in the conclusion that these compound derivative financial instruments required bifurcation and liability classification, at fair value. These compound derivative financial instruments consisted of (i) the embedded conversion features and the (ii) down-round protection features.

Accounting for the Warrants

Based on the terms and conditions of the convertible notes, we concluded the associated warrants did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants required classification as liabilities, measured at fair value both at inception and subsequently.

The following table reports the allocation of the purchase on the financing dates:

Secured Convertible Notes	Merkin Note $2,000,000 Face Value	COR Note $500,000 Face Value	Hexagon Note $2,500,000 Face Value	Avalon Note $1,500,000 Face Value	Second Hexagon Note $1,500,000 Face Value
Proceeds	$(2,000,000)	$(500,000)	$(2,500,000)	$(1,500,000)	$(1,500,000)
Compound embedded derivative	10,068,182	332,539	459,989	707,500	432,500)
Warrant derivative liability	—	—	3,954,333	5,147,100	2,134,688
Day-one derivative loss	(8,068,182)	—	(1,914,322)	(4,354,600)	(1,067,188
Carrying value	$—	$167,461	$—	$—	$—

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $1,585,044 during the period from August 5, 2010 (Inception) to March 31, 2012.  Prospect recognized no amortization for the three months ended March 31, 2012, as there were no convertible notes outstanding during the period.

Note 8—Derivative Financial Instruments

Derivative Liabilities

As of March 31, 2012 and December 31, 2011, the fair values of the compound embedded derivatives and the warrant derivative liabilities were $0. For the three months ended March 31, 2012, there were no derivative gains/losses.

As discussed in Note 7, the secured convertible notes were converted into common stock on November 22, 2011. As a result of the conversions, the compound embedded derivatives were eliminated, as they existed because of and derived their values from the notes. Additionally, the warrant derivative liabilities were eliminated. From the inception of the financings through November 22, 2011, the warrants were required to be classified as derivative liabilities due to the down-round protection features, automatic conversion provisions, and the make-whole provisions contained in the secured convertible notes. Since the secured convertible notes were converted on November 22, 2011, the warrants are no longer required to be carried as derivative liabilities as the provisions and features giving rise to the warrant liabilities were also eliminated. As such, the warrants were reclassified to stockholders’ equity on November 22, 2011.

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the twelve months ended December 31, 2011.

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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measured all our derivative financial instruments that were required to be measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. However, as of March 31, 2012 and December 31, 2011, none of our outstanding instruments require fair value measurement.

The features embedded in the secured convertible notes were combined into one compound embedded derivative that we valued using the income valuation technique using the Monte Carlo valuation model. The Monte Carlo model was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. As of March 31, 2012 and December 31, 2011, all of our compound embedded derivatives valued using the Monte Carlo model had been eliminated and thus no fair value measurements were required.

The warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weights to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. As of March 31, 2012 and December 31, 2011, none of our outstanding warrants require fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative
	Financial Instruments
	2011	2010
Balance as of period ended January 1	$—	$—
Total gains or losses (realized or unrealized):
Included in earnings	(38,244,169)	—
Warrant issuances	(12,395,861)	—
Warrant reclassification to equity	20,227,977	—
Debenture issuances	(12,000,710)	—
Debenture conversions	42,412,763	—
Balance as of December 31	—	—

As of December 31, 2010, the fair values of the compound embedded derivatives and the warrant derivative liabilities were $0.  No derivative gains/losses occurred prior to December 31, 2010.

Note 9—Grandhaven Option

On November 22, 2011, Prospect completed two transactions with entities related to Hexagon Investments, LLC (see further detail at Note 10—Related Party Transactions). As part of the consideration given within those transactions, Prospect must either (a) assign a 1% overriding royalty interest or (b) settle the obligation through issuance of the Company’s common shares to a Hexagon related entity based on the estimated fair value of a 1% royalty interest at the time of exercise “Grandhaven Option.”

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

Recognizing that the Grandhaven Option derives its value from the fair value of a 1% royalty interest, we used the income approach to estimate the fair value of a 1% royalty interest. The royalty is calculated based upon anticipated gross sales of potash. To calculate the value of the 1% royalty interest at inception, management developed a model to estimate the net present value (NPV) of future gross potash sales. The model probability weighted possible outcomes utilizing varying selling price and production inputs. The discount rate applied throughout the model represents Prospect’s estimated cost of capital.

Based on the above, the fair value for the Grandhaven Option upon issuance (November 22, 2011) was $4,060,635.

Note 10—Related Party Transactions

Buffalo Management LLC

Pursuant to the Company’s management services agreement with Buffalo Management LLC (“Buffalo”), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month, (ii) a $5,000 monthly office expense, (iii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company’s audited financial statements each year, and (iv) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company’s common stock valued at the market price (as defined in the management services agreement) of the Company’s common stock on the day such election is made by Buffalo. During the three months ended March 31, 2012, Prospect Global paid Buffalo Management $307,500. As of March 31, 2012, $25,000 due Buffalo is included in accrued liabilities. Based on the fees owed at March 31, 2012, the Company had enough shares available to satisfy settlement of the potential 2,500 shares had Buffalo elected to convert those unpaid fees into shares of the Company’s stock. The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of the warrant, as discussed below.

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

Refer to Note 8—Derivative Financial Instruments, for additional information on the Buffalo warrant and our other common stock purchase warrants.

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

Mr. Brownstein’s father controls 600,000 shares of Prospect Global’s common stock. During the three months ended March 31, 2012, Prospect Global paid Brownstein Hyatt approximately $154,000 in legal and lobbying fees.  Approximately $290,000, $37,000 and $0 payable to Brownstein Hyatt is included in accrued liabilities as of March 31, 2012, December 31, 2011 and December 31, 2010, respectively. Approximately $0, $51,000 and $150,000 payable to Brownstein Hyatt is included in accounts payable as of March 31, 2012, December 31, 2011 and December 31, 2010, respectively. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global’s common stock which was paid through issuance of a promissory note to Prospect Global in the amount of $750,000 (representing the fair value of the stock on the purchase date). Chad Brownstein, director and non-executive vice chairman, does not share in any of these fees or transactions. Refer to Note 3—Prepaid Expense for additional information on the promissory note.

Hexagon Investments, LLC

Two of our secured convertible notes totaling $4,000,000 were held by Hexagon Investments, LLC, or “Hexagon”. Scott Reiman, a board member, from August 2011 to March 2012, is the founder of Hexagon Investments. Hexagon Investments was not a related party at the time of placement of the earliest of these secured convertible notes. Refer to Note 7—Convertible Notes for additional information.

Additionally, Prospect completed two transactions on November 22, 2011 with Very Hungry LLC (“Very Hungry”) and Grandhaven Energy (“Grandhaven”), which are both controlled by Hexagon Investments.

The first transaction was an $11,000,000 equity investment in Prospect by Very Hungry in exchange for 2,588,235 shares of the Company’s common stock and warrants to purchase up to an additional 2,588,235 shares of common stock at a purchase price of $4.25 per share for a period of one year.

The second transaction was the granting to Grandhaven of a 1% overriding royalty interest in the future potash revenues from AWP in exchange for $25,000. Assignment of the royalty interest to AWP requires a super majority vote. To the extent that we are unable to complete the assignment of the royalty interest to AWP by December 31, 2013, Grandhaven can elect thereafter to convert some or all of this royalty interest into shares of common stock. The number of common shares to be received is determined at the time of the election based on the then estimated fair value of the royalty interest being converted and a $4.25 share price, subject to a maximum issuance of 25,000,000 shares.

The Very Hungry and Grandhaven transactions were treated as one overall transaction for accounting purposes. The common stock and warrants issued were treated as equity, and the royalty was measured at fair value (see Note 9—Grandhaven Option) and offset against the equity raised as a cost required to raise the capital.

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

Intercompany Receivables from AWP

The Company paid certain expenses in 2010, 2011, and 2012 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of March 31, 2012.

Note 11—Stock Based Compensation

Stock Grants

The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of March 31, 2012, 1,250,000 shares of Mr. Avery’s grant had vested and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company’s Chief Financial Officer until September 6, 2011 and its current Vice President of Corporate Development, received a stock grant award of 500,000 shares on September 1, 2010, which also vests on a two-year schedule. As of March 31, 2012, 100,000 of Mr. Bloomfield’s shares had vested, 200,000 shares will vest on September 6, 2012, and the remaining 200,000 shares will vest on September 6, 2013. The stock grants of Mr. Avery and Bloomfield were deemed to have a nominal value in that the Company had only nominal assets and not begun commercial operations on the issue dates and so were valued at par value of $0.001 per share. For the three months ended March 31, 2012, the Company had recorded $71 for stock-based compensation associated with the stock grants. Compensation for non-vested awards was $650 as of March 31, 2012, of which $263 was accrued. The Company also made stock grants totaling 1,275,000 shares to its directors, excluding shares issued to Mr. Avery, all of which had vested as of March 31, 2012.

Stock Options

Effective August 22, 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). The Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 5,000,000 shares, of which 3,200,000 remained available for issuance at March 31, 2012. The Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 2,500,000 shares, of which 885,000 remained available for issuance at March 31, 2012. Awards issued under the Plans may include stock options, stock appreciation rights, restricted stock, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

Compensation expense is recognized based on the estimated fair value of the awards on their grant date with fair value estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. The Company uses the opening stock price of its common stock on the grant date. Other assumptions used in estimating the fair value of awards granted during 2012 included the following:

Expected Term	5.0 to 6.0 years
Volatility*	120.57% to 128.57%*
Risk-Free Rate	2.00%
Dividend Yield	—

*                                         The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information of the Company itself.

A summary of stock option activity under the Plans as of March 31, 2012 and changes during the three months then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at December 31, 2011	3,415	$4.25	$14,514	9.99
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2012	3,415	$4.25	$19,636	9.74
Vested at March 31, 2012	2,400	$4.25	$13,800	9.75

The weighted average grant date fair value of the stock options granted during 2012 and for the period August 5, 2010 (Inception) through March 31, 2012 was $3.82. No stock options were exercised during 2012 or for the period August 5, 2010 (Inception) to March 31, 2012.

A summary of the status of the non-vested stock options as of March 31, 2012, and changes during the three months ended March 31, 2012 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	1,265	$4.51
Granted	—	—
Vested	(250)	3.43
Forfeited	—	—
Non-vested at March 31, 2012	1,015	$4.77

As of March 31, 2012, there was $3,316,137 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of grants vested during the three months ended March 31, 2012 and for the period August 5, 2010 (Inception) to March 31, 2012 was $2,107,932 and $9,716,035, respectively.

For the three months ended March 31, 2012, total compensation expense attributable to stock options was $2,107,932. The tax benefit related to the compensation expense was $760,542.

Note 12—Shareholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March, 31, 2012, there were 39,498,173 shares of our common stock issued and outstanding.

The Company sent written requests to its shareholders (other than those having their shares held in street name) asking them to enter into agreements (“lock-ups”) not to dispose of their shares for a period commencing on February 8, 2012 and continuing through September 30, 2012; provided the Company completes a listing of common stock on a national exchange prior to June 25, 2012. If the Company’s common stock is not listed on a national exchange by June 25, 2012, the lock-up agreements expire on that date. As of May 1, 2012, executed lock-up agreements had been received from shareholders representing 94.1 percent of the Company’s issued and outstanding common shares.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2012, no shares of preferred stock had been issued.

Warrants

As part of its fundraising efforts, the Company issued warrants to purchase shares of its common stock. As of March 31, 2012, 12,097,363 warrants were issued and remained outstanding. The exercise price and exercise period of these warrants range from $3.00 - $4.25, and 1-4 years, respectively.

Non-Controlling Interest

The Company included Karlsson’s initial $11,000,000 contribution of mineral interests to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, Karlsson earned its 50% interest in AWP. The Company has earned its 50% interest in AWP through its cash contributions.

Note 13—Mineral Properties

The following table summarizes the book value of the Company’s mineral properties and changes during the respective periods:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$12,091,249	$—
Additions	1,377,271	12,091,249
Balance, end of period	$13,468,520	$12,091,249

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

Note 14—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Three Months Ended ended March 31, 2012	Three Months Ended ended March 31, 2011	Twelve Months Ended ended December 31, 2010	August 5, 2010 (Inception) through December 31, 2010	Cumulative from August 5, 2010 (Inception) through March 31, 2012
		(unaudited)
Net loss attributable to Prospect Global Resources Inc.	$(4,954,333)	$(16,076,750)	$(73,999,184)	$(757,329)	$(79,710,846)
Weighted average number of common shares outstanding — basic	39,014,836	14,836,420	22,046,150	15,161,701	23,047,999
Dilution effect of restricted stock and warrants	—	—	—	—	—
Weighted average number of common shares outstanding — fully diluted	—	—	—	—	—
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(0.13)	$(1.08)	$(3.36)	$(0.05)	$(3.46)

The Company has issued warrants to purchase shares of our common stock, as discussed in Note 7—Convertible Notes and Note 12—Shareholders’ Equity. These warrants, along with outstanding options and nonvested stock grants (both described in Note 11), were not included in the computation of Loss Per Share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 16,062,363 shares as of March 31, 2012.

Note 15—Commitments and Contingencies

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of March 31, 2012, there are no material litigation matters. The Company holds various insurance policies in an attempt to protect itself and investors.

If and when AWP completes applications for mining permits, an aggregate payment of $1,500,000 is due to various owners of private sections in accordance with the Sharing Agreement.

Note 16—Income Taxes

The components of income/(loss) from continuing operations before income taxes were as follows:

	Transition Period Ended	Year Ended	Period Ended
	March 31, 2012	December 31, 2011	December 31, 2010
United States	$(4,949,425)	$(77,082,132)	$(757,329)
Total	$(4,949,425)	$(77,082,132)	$(757,329)

A summary of the components of the net deferred tax assets and liabilities as of March 31, 2012, December 31, 2011 and December 31, 2010 is as follows.

	Transition Period
	Ended	Year Ended	Period Ended
	March 31, 2012	December 31, 2011	December 31, 2010
Current deferred tax assets
Accrued Expenses	$9,609	$7,826	$—
Total current deferred tax assets	$9,609	$7,826	$—

Non-current deferred tax assets
Investment in AWP	$935,146	$927,197	$—
Operating loss carryforward	3,320,383	2,407,916	116,684
Start-up Costs	107,353	109,331	117,294
Stock Compensation	3,505,236	2,744,408	—
Total non-current deferred tax assets	$7,868,118	$6,188,852	$233,978

Valuation allowances	$(7,805,910)	(6,190,687)	(233,130)

Total deferred tax assets	$71,816	$5,991	$848

Current deferred tax liabilities
Prepaid expenses	$(59,889)	$(2,417)	$—
Total current deferred tax liabilities	$(59,889)	$(2,417)	$—

Non-current deferred tax liabilities
Fixed Assets	(11,927)	(3,574)	(848)
Total non-current deferred tax liabilities	$(11,927)	$(3,574)	$(848)

Total deferred tax liability	$(71,816)	$(5,991)	$(848)

Net deferred income tax assets (liabilities)	$—	$—	$—

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the net deferred tax asset balance of $7,805,910. If we are profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we will then reverse our valuation allowance and credit income tax expense.

At March 31, 2012 the Company had $9,204,090 of federal net operating loss carryforwards in the United States which expire at various dates through March 31, 2032. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes it is more likely than not that the net operating loss will not be realized. The Company will monitor the need for a valuation allowance on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

The Company believes that there is no uncertainty for any income tax position. Therefore, the Company did not reserve an amount for unrecognized tax benefits. Tax years remaining subject to examination include calendar years 2010 and 2011as well as the period January 1, 2012 to March 31, 2012.

The components of the consolidated income tax benefit (provision) from continuing operations were as follows:

Transition Period
	Ended	Year Ended	Period Ended
	March 31, 2012	December 31, 2011	December 31, 2010
Current portion of income tax expense (benefit)

U.S. Federal	$—	$—	$—
U.S. State	—	—	—

Deferred portion of income tax expense
U.S. Federal	$—	$—	$—
U.S. State	—	—	—

Total income tax expense (benefit)	$—	$—	$—

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes is as follows:

	Transition Period
	Ended	Year Ended	Period Ended
	March 31, 2012	December 31, 2011	December 31, 2010
Tax provision (benefit) from continuing operations	$(1,732,299)	$(26,978,746)	$(265,065)
State tax benefit from continuing operations	(48,064)	(209,858)	(6,920)
Nondeductible expenses	167,530	951,045	38,855
Derivitive expense	—	19,167,960	—
Change in valuation allowance	1,615,223	5,957,557	233,130
Noncontrolling interest	(1,771)	1,112,042	—
Other	$(619)	$—	$—
Total income tax expense (benefit)	$—	$—	$—

Note 17—Subsequent Events

On May 9, 2012 we entered into an amendment to our investor relations consulting agreement with COR Advisors LLC. The amendment provides for a one time bonus of 40,000 shares of common stock upon achievement of a national stock exchange listing. The amendment also provides that the term of the agreement will renew for consecutive one year periods unless either party notifies the other at least 45 days prior to a renewal period that it is not renewing the agreement. We will pay COR Advisors 300,000 shares of common stock per year for each yearly renewal, payable 75,000 shares each quarter. Upon a change of control the remaining shares in a renewal period are immediately payable. To the extent that there is not a change of control transaction and we are no longer publicly traded or have fewer than 100 investors, COR Advisors shall be due the pro rata amount of shares owed for the time period from the beginning of the prior term to the date we are no longer public.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

The information required by Part III, Item 10 “Directors and Executive Officers and Corporate Governance,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions, and Director Independence” and Item 14 “Principal Accounting Fees and Services” is incorporated by reference to our definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders.

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

(b)           The exhibits required by Item 601 of Regulation S-K are filed as exhibits to this Transition Report on Form 10-K.

(c)           Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on May 10, 2012.

PROSPECT GLOBAL RESOURCES INC.

/s/ PATRICK AVERY
Patrick Avery
Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this amendment to registration statement has been signed below by the following persons in the capacities indicated on May 10, 2012:

Name and Signature	Title

/s/ PATRICK AVERY	Chief Executive Officer, Principal Executive Officer and Director
Patrick Avery

/s/ WAYNE RICH
Wayne Rich	Principal Financial and Accounting Officer

/s/ BARRY MUNITZ
Barry Munitz	Director

/s/ CHAD BROWNSTEIN
Chad Brownstein	Director

/s/ DEVON ARCHER
Devon Archer	Director

/s/ MARC HOLTZMAN
Marc Holtzman	Director

/s/ J. ARI SWILLER
J. Ari Swiller	Director

/s/ ZHI ZHONG QIU
Zhi Zhong Qiu	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).
3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).
3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer’s Current Report on Form 8-K filed on July 20, 2011).
4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 31, 2011).
4.2

Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

4.3	Registration Rights Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).
4.4	Stockholders Agreement dated January 24, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).
4.5	Common Stock Purchase Warrant with Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
4.6	Convertible Secured Promissory Note with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2011).
4.7	Registration Rights Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2011).
4.8

Senior Secured Convertible $2,500,000 Promissory Note with Hexagon Investments, LLC dated April 25, 2011 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

4.9	Two year Common Stock Purchase Warrant with Hexagon Investments (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
4.10	Three year Common Stock Purchase Warrant with Hexagon Investments (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
4.11	Common Stock Purchase Warrant with COR Capital (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
4.12	Registration Rights Agreement with Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
4.13

Amendment to Note Purchase Agreement and Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated April 20, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

4.14	Common Stock Purchase Warrant with COR Capital LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).
4.15

Senior Secured Convertible $1,500,000 Promissory Note with Avalon Portfolio, LLC dated August 3, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

4.16	Common Stock Purchase Warrant with Avalon Portfolio, LLC (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).
4.17	Registration Rights Agreement with Avalon Portfolio, LLC dated August 3, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).
4.18‡	2011 Director and Consultant Equity Incentive Plan dated August 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).
4.19‡	2011 Employee Equity Incentive Plan dated August 24, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).

EXHIBIT NO.	DESCRIPTION
4.20

$1,500,000 Convertible Secured Promissory Note with Hexagon Investments, LLC dated September 19, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

4.21	Two year Common Stock Purchase Warrant with Hexagon Investments (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).
4.22

Registration Rights Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

4.23‡	2011 Employee Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).
4.24‡	2011 Director and Consultant Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).
4.25	Common Stock Purchase Warrant with Very Hungry LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).
4.26	Registration Rights Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).
4.27	Amended and Restated Stockholders Agreement dated November 22, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).
10.1‡

Amended and Restated Management Services Agreement with Buffalo Management LLC dated January 7, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.2

Amended Investment Banking Engagement Agreement with Spouting Rock Capital Advisors, LLC dated January 19, 2011 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

10.3	Third Amended and Restated AWP Operating Agreement dated January 21, 2011 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
10.4	Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
10.5	Security Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
10.6‡	Side Letter with Buffalo Management LLC dated February 11, 2011 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
10.7	Note Purchase Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Currently Report on Form 8-K filed on March 17, 2011).
10.8

Amended and Restated Security Agreement with Dr. Richard Merkin and COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

10.9

Amendment to Note Purchase Agreement and Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated April 20, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.10	Waiver and Consent with COR Capital dated April 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).
10.11	Securities Purchase Agreement with Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
10.12

Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital and Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.13

Investor Relations Consulting Agreement between the Company and COR Advisors LLC dated July 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on July 8, 2011).

EXHIBIT NO.	DESCRIPTION
10.14	Fee Agreement between American West Potash LLC and BHFS dated July 5, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on July 8, 2011).
10.15	Secured Partial Recourse Promissory Note dated July 5, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).
10.16	Pledge Agreement July 5, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).
10.17†	Potash Sharing Agreement dated July 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).
10.18†	First Mineral Lease dated July 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).
10.19†	Second Mineral Lease July 27, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).
10.20	Securities Purchase Agreement with Avalon Portfolio, LLC August 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).
10.21

Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital, Hexagon Investments and Avalon Portfolio, LLC August 3, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

10.22	Rescission Agreement with Marc Holtzman dated August 15, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 19, 2011).
10.23‡	Employment Agreement with Wayne Rich dated September 6, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).
10.24

Securities Purchase Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

10.25	Security Agreement with Hexagon Investments (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).
10.26	Common Stock Purchase Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).
10.27	Amendment to Note Purchase Agreement with COR Capital dated November 22, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).
10.28

Second Amendment to Note Purchase Agreement with Dr. Richard Merkin dated November 22, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

10.29

Potash Royalty Purchase and Sale Agreement and Option with Grandhaven Energy, LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

10.30	Amendment to COR Advisor LLC Investor Relations Consulting Agreement
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).
23.1*	Consent of North Rim Exploration Ltd.
23.2*	Consent of Tetra Tech
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
99.1

Financial Statements for the period from inception (August 5, 2010) through December 31, 2010 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

99.2

Unaudited Pro Forma Financial information of Prospect and old Prospect Global for the period ended December 31, 2010 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

99.3	NI 43-101 Report dated October 17, 2011 (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on October 19, 2011).
99.4	Preliminary Economic Assessment Report (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on December 22, 2011).
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

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