Form 10-K
period 2012-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2012-05-10
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-163499

Prospect Global Resources Inc.

(Name of registrant as specified in its charter)

NEVADA	26-3024783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

i

EXPLANATORY NOTE

On February 11, 2011 we completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation, which is now our wholly-owned subsidiary. We changed our name from Triangle Castings, Inc. to Prospect Global Resources Inc., a Nevada corporation, at the time of the merger. In March, 2012 we changed our fiscal year end from December 31 to March 31.

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

During calendar year 2011, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. The results from the seismic data and the drilling helped delineate the potash resource potential on AWP’s acreage and supported the completion of the Resource Calculation and PEA. This was combined with the historic information of approximately 58 wells in our project area. Due to the relatively shallow depth of the deposit, AWP plans to mine the potash employing conventional underground mining techniques.

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

We have incurred losses each year since our inception. We expect to continue incurring operating losses until several months after production occurs. The process of exploring, developing and bringing into production a producing mine is time-consuming and requires significant up-front and ongoing capital. We expect that our activities, together with our general and administrative expenses, will continue to result in operating losses for the foreseeable future. As of March 31, 2012, our losses accumulated in the development stage were $79,710,846. For the year ended March 31, 2012 our net loss attributable to Prospect Global was $62,876,767.

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

Operating Results

Revenue

For the year ended March 31, 2012 and from August 5, 2010 (Inception) to March 31, 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the year and cumulative period ended March 31, 2012 totaled $4,954,383 and $5,600,289, respectively. Exploration expenses incurred in 2012 included $490,988, $4,315,200 and $148,195 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to AWP’s activities in the Holbrook Basin area of eastern Arizona.  For the period January 1, 2012 to March 31, 2012, $833,046 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expense for the year and cumulative period ended March 31, 2012 totaled $16,876,815 and $18,363,806, respectively. G&A expenses incurred during the year ended March 31, 2012 included $11,076,008, $4,122,265 and $1,678,542  related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively. From Inception through March 31, 2012, G&A expenses incurred included $11,679,832, $4,692,680, and $1,991,294 related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively.  For the period January 1, 2012 to March 31, 2012, $328,942 was capitalized as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $43,249 and $58,554 for the year and cumulative period ended March 31, 2012.

Derivative Losses

Derivative losses for the year and cumulative period ended March 31, 2012 totaled $39,810,054 and $54,765,601, respectively. These derivative losses relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also includes the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

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

Loss on Debt Extinguishment

We incurred a $2,000,000 loss on debt extinguishment for the year ended March 31, 2012. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the accompanying financial statements.

Interest Expense

Net interest expense for the year and cumulative period ended March 31, 2012 totaled $1,939,000 and $2,059,190, respectively. Net interest expense incurred in 2012 included $409,097 and $1,529,903 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively. From August 5, 2010 (Inception) through March 31, 2012, net interest expense included $474,146 and $1,585,044 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of March 31, 2012, Prospect had approximately $11.3 million in cash, compared to approximately $2.3 million as of March 31, 2011. Since inception, we have raised and relied almost exclusively on private placements of common stock and convertible notes to fund our operations. Year-to-date and since August 5, 2010 (Inception), we have raised approximately $23.5 and $27.1 million dollars through the issuance of convertible notes and common stock to founding stockholders and outside investors. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise additional funds. While we intend to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts. We also need to raise additional money to fund significant capital and operating expenses we anticipate to incur throughout FY 2013.

The following table summarizes our cash flows for the periods indicated:

			Cumulative from
	Twelve months	August 5, 2010	August 5, 2010
	ended March 31,	(Inception) through	(Inception) through
	2012	March 31, 2011	March 31, 2012

Net cash used in operating activities	$(10,443,435)	$(1,268,408)	$(11,711,743)
Net cash used in investing activities	$(2,029,441)	$(56,126)	$(2,085,567)
Net cash provided by financing activities	21,494,206	3,603,412	25,097,518
Increase in cash and cash equivalents	$9,021,330	$2,278,878	$11,300,208

Cash used in operating activities during 2012 was primarily related to the continuation of our drilling activities in the Holbrook Basin and other corporate general and administrative expenses. The net cash used in investing activities predominantly pertains to the Company’s acquisition of adjacent and complementary acreage and the exercising of options to obtain mineral rights in the Holbrook Basin. The net cash provided by financing activities predominantly relates to the issuances of convertible notes and common stock.

Excluding the notes converted in connection with the reverse merger (as discussed in Note 1—Organization and Business Operations in the accompanying financial statements), outstanding debt throughout the year was comprised of five convertible, secured promissory notes, each secured by all of our assets on a pari passu basis with each of the other notes. On November 22, 2011, we completed a qualified financing (defined as Prospect’s sale of securities in a transaction or series of transactions for at least $10,000,000), resulting in the conversion of these notes into our common stock. As of March 31, 2012, we had no outstanding debt.

Further information relating to each of the convertible notes outstanding throughout the year is provided in Note 7—Convertible Notes in the accompanying financial statements.

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

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prospect Global Resources, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Prospect Global Resources, Inc. and Subsidiaries (a development stage company, the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year ended March 31, 2012, the period from August 5, 2010 (Inception) to March 31, 2011, and the cumulative period from August 5, 2010 (Inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prospect Global Resources, Inc. and Subsidiaries, as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended March 31, 2012, the period from August 5, 2010 (Inception) to March 31, 2011, and the cumulative period from August 5, 2010 (Inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

May 10, 2012

Denver, Colorado

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

	March 31,2012	March 31,2011
ASSETS
Current assets
Cash and cash equivalents	$11,300,208	$2,278,878
Accounts receivable	673	—
Related party receivable	25,000	—
Prepaid expense	—	—
Other current assets	827,875	141,582
Total current assets	12,153,756	2,420,460

Noncurrent assets
Mineral properties	13,468,520	11,049,000
Equipment, (net of accumulated depreciation of $5,993 and $547, respectively)	82,516	6,578
Deposits	79,912	—
Total noncurrent assets	13,630,948	11,055,578

Total assets	$25,784,704	$13,476,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$672,195	$602,421
Accrued liabilities	843,551	124,363
Compound embedded derivative		17,288,086
Convertible notes, net of umamortized discount	—	222,602
Total current liabilities	1,515,746	18,237,472

Grandhaven Option (Note 9)	4,060,635	—
Total liabilities	$5,576,381	$18,237,472

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 39,489,173 and 21,498,864 issued and outstanding at March 31, 2012 and 2011, respectively	39,489	21,499
Additional paid-in capital	91,957,720	1,425,701
Losses accumulated in the development stage	(79,710,846)	(16,834,079)
Total shareholders’ equity - Prospect Global Resources Inc.	12,286,363	(15,386,879)

Non-controlling interest	7,921,960	10,625,445

Total shareholders’ equity	20,208,323	(4,761,434)

Total liabilities and shareholders’ equity	$25,784,704	$13,476,038

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

	Twelve Months Ended March 31, 2012	August 5, 2010 (Inception) through March 31, 2011	Cumulative from August 5, 2010 (Inception) through March 31, 2012

Expenses:
Exploration	$4,954,382	$645,906	$5,600,288
General and administrative	16,876,816	1,486,991	18,363,807
Total expenses	21,831,198	2,132,897	23,964,095

Loss from operations	(21,831,198)	(2,132,897)	(23,964,095)

Other expense:
Derivative losses	(39,810,054)	(14,955,547)	(54,765,601)
Loss on debt extinguishment	(2,000,000)	—	(2,000,000)
Interest, net	(1,939,000)	(120,190)	(2,059,190)
Total other expense	(43,749,054)	(15,075,737)	(58,824,791)

Income tax expense	—	—	—

Net loss	(65,580,252)	(17,208,634)	(82,788,886)

Net loss attributable to non-controlling interest	2,703,485	374,555	3,078,040

Net loss attributable to Prospect Global Resources Inc.	$(62,876,767)	$(16,834,079)	$(79,710,846)

Earnings per share
Basic and diluted
Loss per share	$(2.24)	$(1.12)	$(3.46)
Weighted average number of shares outstanding	28,011,761	15,044,754	23,047,999

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

	Twelve Months Ended March 31, 2012	August 5, 2010 (Inception) through March 31, 2011	Cumulative from August 5, 2010 (Inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,580,252)	$(17,208,634)	$(82,788,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	2,063,915	316,169	2,380,084
Derivative expense	39,810,054	14,955,547	54,765,601
Loss on debt extinguishment	2,000,000	—	2,000,000
Stock Based Compensation	9,717,106	850	9,717,956
Interest expense	1,939,000	120,190	2,059,190
Depreciation	5,446	547	5,993
Changes in assets and liabilities:
Accounts receivable	(673)	—	(673)
Other current assets	(686,293)	(141,582)	(827,875)
Deposits	(79,912)	—	(79,912)
Accounts payable	69,774	602,421	672,195
Accrued liabilities	298,500	86,084	384,584
Net cash used in operating activities	$(10,443,335)	$(1,268,408)	$(11,711,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(1,948,058)	$(49,000)	$(1,997,058)
Acquisition of equipment	(81,383)	(7,126)	(88,509)
Net cash used in investing activities	$(2,029,441)	$(56,126)	$(2,085,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$5,500,000	$3,548,863	$9,048,863
Merkin note amendment	(2,000,000)	—	(2,000,000)
Proceeds from common stock issued	17,994,106	54,549	18,048,655
Net cash provided by financing activities	$21,494,106	$3,603,412	$25,097,518

Net increase in cash	9,021,330	2,278,878	11,300,208
Cash and cash equivalents- beginning of period	2,278,878	—	—
Cash and cash equivalents - end of period	$11,300,208	$2,278,878	$11,300,208

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$(8,417,285)	$(1,075,633)	$(9,492,918)
Common stock attributable to reverse merger	$—	$1,735	$1,735
Fair value of land contributed by non-controlling interest	$—	$(11,000,000)	$(11,000,000)
Note receivable in exchange for shares of common stock	$(1,125,000)	$—	$(1,125,000)
Warrants issued and recorded as deferred financing costs	$(42,600)	$—	$(42,600)
Grandhaven Option, net of $25,000 receivable	$4,035,635	$—	$4,035,635
Accrued development activities	$471,462	$—	$471,462

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(a Development Stage Company)

				Losses
				Accumulated in	Non-	Total
	Common Stock		Additional Paid-	the Development	Controlling	Shareholders’
	Shares	Amount	in Capital	Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued for services	2,141,667	2,142	314,026	—	—	316,168
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	358	1,075,275	—	—	1,075,633
Net loss	—	—	—	(16,834,079)	(374,555)	(17,208,634)
Balance at March 31, 2011	21,498,864	21,499	1,425,701	(16,834,079)	10,625,445	(4,761,434)

Stock issued in private placements	4,277,625	4,277	13,968,074	—		13,972,351
Stock issued for services	500,000	500	2,060,401	—	—	2,060,901
Stock-based compensation	700,000	700	9,716,406	—	—	9,717,106
Stock acquired through merger	—	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	12,512,684	12,513	64,787,138	—	—	64,799,651
Net loss	—	—	—	(62,876,767)	(2,703,485)	(65,580,252)
Balance at March 31, 2012	39,489,173	39,489	91,957,720	(79,710,846)	7,921,960	20,208,323

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(A Development Stage Company)

Note 1—Organization and Business Operations

Introduction

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is a development stage company engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona. The Company’s potash project in the Holbrook Basin of eastern Arizona possesses multiple inherent competitive advantages. We’ve assembled a large contiguous leasehold position of approximately 94,000 acres of solely private and state leases. During the fiscal year ended March 31, 2012 (“2012”), the completion of the NI 43-101 resource calculation (“Resource Calculation”) de-risked the geology of our project and the preliminary economic assessment (“PEA”) de-risked the economics of our project. According to the findings in both the Resource Calculation and the PEA, Prospect has a long-lived, high quality resource, capable of producing 2 million tonnes of potash annually, with an estimated life of 40 years.

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

Change in Fiscal Year End

On March 20, 2012 the Company’s board of directors resolved to change the Company’s fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012.  As a result of this change, the Company filed a transition report on Form 10-K for the three-month transition period ended March 31, 2012. References to any of our fiscal years mean the fiscal year ending March 31 of that calendar year.

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

	March 31, 2012	March 31, 2011
Prepaid Insurance & Rent	$223,399	$67,129
Other	604,476	74,453
Total Other Current Assets	$827,875	$141,582

Note 5—Deposits

In the normal course of business, the Company is from time to time required to post cash deposits with certain vendors and governmental agencies. As of March 31, 2012, we had two such deposits with government agencies in the amounts of $50,000, and $15,000 respectively. The remaining $14,912 relates to deposits for rent and utilities.  Due to the long-term nature of these deposits, they have been reflected in the balance sheet as long term assets.

Note 6—Accrued Liabilities

	March 31, 2012	March 31, 2011
Drilling/Permitting	$471,462	$—
Legal	279,569	—
Other	65,886	61,500
Accrued Vacation & Interest	26,635	62,663
Total Current Liabilities	$843,551	$124,163

Note 7—Convertible Notes

As of March 31, 2012, the Company had no outstanding convertible notes.

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

The carrying value of the secured convertible notes at March 31, 2012 and 2011 was $0 and $222,602 respectively.

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts (premiums) amounted to $1,585,044 during the period from August 5, 2010 (Inception) to March 31, 2012 and $1,529,903 for the year ended March 31, 2012.

Note 8—Derivative Financial Instruments

Derivative Liabilities

As of March 31, 2012, the fair values of the compound embedded derivatives and the warrant derivative liabilities were $0. As discussed in Note 7, the secured convertible notes were converted into common stock on November 22, 2011. As a result of the conversions, the compound embedded derivatives were eliminated, as they existed because of and derived their values from the notes. Additionally, the warrant derivative liabilities were eliminated. From the inception of the financings through November 22, 2011, the warrants were required to be classified as derivative liabilities due to the down-round protection features, automatic conversion provisions, and the make-whole provisions contained in the secured convertible notes. Since the secured convertible notes were converted on November 22, 2011, the warrants are no longer required to be carried as derivative liabilities as the provisions and features giving rise to the warrant liabilities were also eliminated. As such, the warrants were reclassified to stockholders’ equity on November 22, 2011.

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the year ended March 31, 2012. No gain (loss) was recognized for the period August 5, 2010 (Inception) through March 31, 2011.

Our financings giving rise to derivative financial instruments and the income effects:	Twelve Months Ended March 31, 2012
Compound embedded derivatives:
$2,000,000 face value secured convertible note due January 24, 2012	$(22,694,228)
$500,000 face value secured convertible note due January 24, 2012	199,853
$2,500,000 face value secured convertible note due April 24, 2012	(769,178)
$1,500,000 face value secured convertible note due August 3, 2012	(139,000)
$1,500,000 face value secured convertible note due September 18, 2012	(122,135)
(23,524,688)
Day-one derivative loss:
$2,500,000 face value secured convertible note due April 24, 2012	(1,914,322)
$1,500,000 face value secured convertible note due August 3, 2012	(4,354,600)
$1,500,000 face value secured convertible note due Sept. 18, 2012	(1,067,188)
(7,336,110)
Warrant derivative liabilities:
Hexagon Warrant 1	(968,000)
Hexagon Warrant 2	(4,095,000)
Hexagon Warrant 3	(133,125)
COR Warrant	(71,200)
Buffalo Warrant	(3,393,131)
Avalon Warrant	(288,800)
(8,949,256)
Total derivative loss	$(39,810,054)

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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measured all our derivative financial instruments that were required to be measured at fair value on a recurring basis as of March 31, 2012, at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. However, as of March 31, 2012 none of our outstanding instruments require fair value measurement.

The features embedded in the secured convertible notes were combined into one compound embedded derivative that we valued using the income valuation technique using the Monte Carlo valuation model. The Monte Carlo model was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. As of March 31, 2012, all of our compound embedded derivatives valued using the Monte Carlo model had been eliminated and thus no fair value measurements were required.

The warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weights to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. As of March 31, 2012, none of our outstanding warrants require fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative
	Financial Information
	2012	2011
Beginning Balance as of period ended March 31	$(17,288,086)	$—
Total gains or losses (realized or unrealized):
Included in earnings	(20,956,083)	(17,288,086)
Warrant issuances	(12,395,861)	—
Warrant reclassification to equity	20,227,977	—
Debenture issuances	(12,000,710)	—
Debenture conversions	42,412,763	—
Ending Balance as of March 31	—	(17,288,086)

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

Note 10—Related Party Transactions

Buffalo Management LLC

Pursuant to the Company’s management services agreement with Buffalo Management LLC (“Buffalo”), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month, (ii) a $5,000 monthly office expense, (iii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company’s audited financial statements each year, and (iv) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company’s common stock valued at the market price (as defined in the management services agreement) of the Company’s common stock on the day such election is made by Buffalo. During 2012, Prospect Global paid Buffalo Management $307,500. As of March 31, 2012, $25,000 due Buffalo is included in accrued liabilities. Based on the fees owed at March 31, 2012, the Company had enough shares available to satisfy settlement of the potential 2,500 shares had Buffalo elected to convert those unpaid fees into shares of the Company’s stock. The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of the warrant, as discussed below.

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

Brownstein Hyatt Farber Schreck, LLP

On July 5, 2011, we entered into a Fee Agreement with Brownstein Hyatt Farber Schreck LLP, pursuant to which Brownstein Hyatt provides government relations services to us. Chad Brownstein, one of our directors, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 600,000 shares of Prospect Global’s common stock. During 2012, Prospect Global paid Brownstein Hyatt approximately $528,000 in legal and lobbying fees. Approximately $290,000 and $0 payable to Brownstein Hyatt is included in accrued liabilities as of March 31, 2012 and 2011, respectively. Approximately $0 and $211,000 payable to Brownstein Hyatt is included in accounts payable as of March 31, 2012 and 2011, respectively. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global’s common stock which was paid through issuance of a promissory note to Prospect Global in the amount of $750,000 (representing the fair value of the stock on the purchase date). Chad Brownstein, director and non-executive vice chairman, does not share in any of these fees or transactions. Refer to Note 3—Prepaid Expense for additional information on the promissory note.

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

Note 11—Stock Based Compensation

Stock Grants

The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of March 31, 2012, 1,250,000 shares of Mr. Avery’s grant had vested and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company’s Chief Financial Officer until September 6, 2011 and its current Vice President of Corporate Development, received a stock grant award of 500,000 shares on September 1, 2010, which also vests on a two-year schedule. As of March 31, 2012, 100,000 of Mr. Bloomfield’s shares had vested, 200,000 shares will vest on September 6, 2012, and the remaining 200,000 shares will vest on September 6, 2013. The stock grants of Mr. Avery and Bloomfield were deemed to have a nominal value in that the Company had only nominal assets and not begun commercial operations on the issue dates and so were valued at par value of $0.001 per share. For the year ended March 31, 2012, the Company had recorded $1,071 for stock-based compensation associated with the stock grants. Compensation for non-vested awards was $650 as of March 31, 2012, of which $263 was accrued. The Company also made stock grants totaling 1,275,000 shares to its directors, excluding shares issued to Mr. Avery, all of which had vested as of March 31, 2012.

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

A summary of stock option activity under the Plans as of March 31, 2012 and changes during the year then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at April 1, 2011	—	$—
Granted	3,415	4.25
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2012	3,415	$4.25	$19,636	9.74
Vested at March 31, 2012	2,400	$4.25	$13,800	9.75

The weighted average grant date fair value of the stock options granted during 2012 and for the period August 5, 2010 (Inception) March 31, 2012 was $3.82. No stock options were exercised during 2012 or for the period August 5, 2010 (Inception) to March 31, 2012.

A summary of the status of the non-vested stock options as of March 31, 2012, and changes during the year ended March 31, 2012 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at April 1, 2011	—	—
Granted	3,415	$3.82
Vested	(2,400)	3.41
Forfeited	—	—
Non-vested at March 31, 2012	1,015	$4.77

As of March 31, 2012, there was $3,316,137 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately one year. The total fair value of grants vested during the year ended March 31, 2012 and for the period August 5, 2010 (Inception) to March 31, 2012 was $9,716,035.

For the year ended March 31, 2012, total compensation expense attributable to stock options was $9,716,035. The tax benefit related to the compensation expense was $3,505,545.

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

Note 13—Mineral Properties

The following table summarizes the book value of the Company’s mineral properties and changes during the respective periods:

	March 31, 2012	March 31, 2011
Balance, beginning of year	$11,049,000	$—
Additions	2,419,520	11,049,000
Balance, end of year	$13,468,520	$11,049,000

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

Note 14—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Twelve Months Ended March 31, 2012	August 5, 2010 (Inception) through March 31, 2011	Cumulative from August 5, 2010 (Inception) through March 31, 2012

Net loss attributable to Prospect Global Resources Inc.	$(62,876,767)	$(16,834,079)	$(79,710,846)
Weighted average number of common shares outstanding — basic	28,011,761	15,044,754	23,047,999
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding — fully diluted	—	—	—
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(2.24)	$(1.12)	$(3.46)

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

Note 16—Income Taxes

The components of income/(loss) from continuing operations before income taxes were as follows:

	Year Ended	Period Ended
	March 31, 2012	March 31, 2011
United States	$(65,580,252)	$(17,208,634)
Total	$(65,580,252)	$(17,208,634)

A summary of the components of the net deferred tax assets and liabilities as of March 31, 2012 and 2011 is as follows.

	Year Ended	Period Ended
	March 31, 2012	March 31, 2011
Current deferred tax assets
Accrued Expenses	$9,609	$2,952
Total current deferred tax assets	$9,609	$2,952

Non-current deferred tax assets
Investment in AWP	$935,146	$92,581
Operating loss carry forward	3,320,382	358,636
Start-up Costs	107,353	115,460
Stock Compensation	3,505,236	—
Total non-current deferred tax assets	$7,868,117	$566,677

Valuation allowances	$(7,805,910)	$(550,196)

Total deferred tax assets	$71,816	$19,433

Current deferred tax liabilities
Prepaid expenses	$(59,889)	$(17,531)
Total current deferred tax liabilities	$(59,889)	$(17,531)

Non-current deferred tax liabilities
Fixed Assets	(11,926)	(1,902)
Total non-current deferred tax liabilities	$(11,926)	$(1,902)

Total deferred tax liability	(71,816)	(19,433)

Net deferred income tax assets (liabilities)	$—	$—

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

The components of the consolidated income tax benefit (provision) from continuing operations were as follows:

	Year Ended March 31, 2012	Period Ended March 31, 2011
Current portion of income tax expense (benefit)
U.S. Federal	$—	$—
U.S. State	—	—
Deferred portion of income tax expense (benefit)
U.S. Federal	—	—
U.S. State	$—	$—
Total income tax expense (benefit)	$—	$—

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes is as follows:

	Year Ended	Period Ended
	March 31, 2012	March 31, 2011
Tax provision (benefit) from continuing operations	$(22,953,088)	$(6,023,022)
State tax benefit from continuing operations	$(245,313)	$(21,247)
Nondeductible Expenses	$1,033,206	$124,345
Derivitive Expense	$13,933,519	$5,234,441
Change in Valuation Allowance	$7,255,714	$550,196
Noncontrolling Interest	$975,284	$135,287
Other	$678	—
Total income tax expense (benefit)	—	—

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

/s/ PATRICK AVERY
Patrick Avery
Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this amendment to registration statement has been signed below by the following persons in the capacities indicated on May 10, 2012:

Name and Signature	Title

/s/ PATRICK AVERY	Chief Executive Officer, Principal Executive Officer and
Patrick Avery	Director

/s/ WAYNE RICH	Principal Financial and Accounting Officer
Wayne Rich

/s/ BARRY MUNITZ	Director
Barry Munitz

/s/ CHAD BROWNSTEIN	Director
Chad Brownstein

/s/ DEVON ARCHER	Director
Devon Archer

/s/ MARC HOLTZMAN	Director
Marc Holtzman

/s/ J. ARI SWILLER	Director
J. Ari Swiller

/s/ ZHI ZHONG QIU	Director
Zhi Zhong Qiu

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer’s Current Report on Form 8-K filed on July 20, 2011).

4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 31, 2011).

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

10.30	Amendment to COR Advisor LLC Investor Relations Consulting Agreement (incorporated herein by reference to Exhibit 10.30 to the Company’s Transition Report on form 10-KT filed on May 10, 2012).

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

23.1*	Consent of North Rim Exploration Ltd.

23.2*	Consent of Tetra Tech

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
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