Form 10-Q
period 2012-06-30
PROSPECT GLOBAL RESOURCES INC.
filed 2012-08-09
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54438

PROSPECT GLOBAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-3024783
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1621 18th Street Suite 260
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 990-8444
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

As of August 6, 2012, the number of outstanding shares of the registrant’s common stock was 55,264,468.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

		March 31,
	June 30, 2012	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,283,007	$11,300,208
Accounts receivable	673	673
Related party receivable	25,000	25,000
Other current assets	391,536	827,875
Total current assets	1,700,216	12,153,756

Noncurrent assets
Mineral properties	20,066,545	13,468,520
Equipment (net of accumulated depreciation of $13,668 and $5,993, respectively)	224,476	82,516
Deposits	79,912	79,912
Total noncurrent assets	20,370,933	13,630,948

Total assets	$22,071,149	$25,784,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,829,206	$672,195
Accrued liabilities	2,539,600	843,551
Total current liabilities	5,368,806	1,515,746

Grandhaven Option	4,060,635	4,060,635

Total liabilities	9,429,441	5,576,381

Commitments and Contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 39,489,173 issued and outstanding at June 30, 2012 and March 31, 2012	39,489	39,489
Stock committed not yet issued	1,000,004	—
Additional paid-in capital	86,718,841	91,957,720
Losses accumulated in the development stage	(83,031,569)	(79,710,846)
Total shareholders’ equity - Prospect Global Resources Inc.	4,726,765	12,286,363

Non-controlling interest	7,914,943	7,921,960

Total shareholders’ equity	12,641,708	20,208,323

Total liabilities and shareholders’ equity	$22,071,149	$25,784,704

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Cumulative from August 5, 2010 (inception) through June 30, 2012
Expenses:
Exploration expense	$—	$1,677,762	$5,600,288
General and administrative	3,327,740	1,062,380	21,691,547
Total expenses	3,327,740	2,740,142	27,291,835

Loss from operations	(3,327,740)	(2,740,142)	(27,291,835)

Other expense:
Derivative losses	—	2,621,073	(54,765,601)
Loss on debt extinguishment	—	(2,000,000)	(2,000,000)
Interest, net	—	(350,266)	(2,059,190)
Total other expense	—	270,807	(58,824,791)

Income tax expense	—	—	—

Net loss	(3,327,740)	(2,469,335)	(86,116,626)

Net loss attributable to non-controlling interest	7,017	884,232	3,085,057

Net loss attributable to Prospect Global Resources Inc.	$(3,320,723)	$(1,585,103)	$(83,031,569)

Earnings per share
Basic and diluted
Loss per share	$(0.08)	$(0.07)	$(3.29)
Weighted average number of shares outstanding	39,489,173	21,615,897	25,235,348

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(unaudited)

			Cumulative from
	Three Months	Three Months	August 5, 2010
	Ended June	Ended June 30,	(Inception) through
	30, 2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,327,740)	$(2,469,335)	$(86,116,626)
Adjustments to reconcile net loss to net
cash used in operating activities:
Services paid for with securities	167,007	479,999	2,547,091
Derivative expense	—	(2,621,073)	54,765,601
Loss on debt extinguishment	—	2,000,000	2,000,000
Amorization of debt discount	—	230,169	—
Amortization of deferred financing costs	—	10,880	—
Stock Based Compensation	444,114	—	10,162,070
Interest expense	—	—	2,059,190
Depreciation	7,675	517	13,668
Changes in assets and liabilities:
Accounts receivable	—	—	(673)
Other current assets	(63,660)	(656,262)	(391,535)
Deposits	—	—	(79,912)
Accounts payable	434,181	34,916	1,106,376
Accrued liabilities	258,260	231,477	642,844
Net cash used in operating activities	$(2,080,163)	$(2,758,712)	$(13,291,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(3,787,407)	$(8,500)	$(5,784,465)
Acquisition of equipment	(149,635)	(6,643)	(238,144)
Non-controlling interest acquisition	(5,000,000)	—	(5,500,000)
Net cash used in investing activities	$(8,937,042)	$(15,143)	$(11,522,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock committed not yet issued	$1,000,004	$—	$1,000,004
Proceeds from convertible notes	—	2,500,000	9,048,863
Merkin note amendment	—	—	(2,000,000)
Proceeds from common stock issued	—	—	18,048,655
Net cash provided by financing activities	$1,000,004	$2,500,000	$26,097,522

Net increase (decrease) in cash	(10,017,201)	(273,855)	1,283,007
Cash and cash equivalents- beginning of period	11,300,208	—	—
Cash and cash equivalents - end of period	$1,283,007	$(273,855)	$1,283,007

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,492,918)
Common stock attributable to reverse merger	$—	$—	$1,735
Fair value of land contributed by non-controlling interest	$—	$—	$(11,000,000)
Note receivable in exchange for shares of common stock	$—	$—	$(750,000)
Warrants issued and recorded as deferred financing costs	$—	$—	$(42,600)
Grandhaven Option, net of $25,000 receivable	$—	$—	$4,035,635
Development activities accrued/in accounts payable	$3,282,080	$—	$3,282,080
Accrued cost of public offering	$350,000	$—	$350,000
Non-controlling interest acquisition	$500,000	$—	$—

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(a Development Stage Company)

(unaudited)

				Losses		Stock Committed
	Common Stock		Additional Paid-in	Accumulated in the	Non-Controlling	Not Yet	Total Shareholders’
	Shares	Amount	Capital	Development Stage	Interest	Issued	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—	$—
Stock issued in private placements	16,413,638	16,414	38,135	—	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	—	850
Contributions	—	—	—	—	11,000,000	—	11,000,000
Stock issued for services	2,141,667	2,142	314,026	—	—	—	316,168
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—	—
converted into common stock	358,559	358	1,075,275	—	—	—	1,075,633
Net loss	—	—	—	(16,834,079)	(374,555)	—	(17,208,634)
Balance at March 31, 2011	21,498,864	21,499	1,425,701	(16,834,079)	10,625,445	—	(4,761,434)

Stock issued in private placements	4,277,625	4,277	13,968,074	—			13,972,253
Stock issued for services	500,000	500	2,060,401	—	—	—	2,060,901
Stock-based compensation	700,000	700	9,716,406	—	—	—	9,717,204
Convertible notes and accrued interest converted into common stock	12,512,684	12,513	64,787,138	—	—	—	64,799,651
Net loss	—	—	—	(62,876,767)	(2,703,485)	—	(65,580,252)
Balance at March 31, 2012	39,489,173	39,489	91,957,720	(79,710,846)	7,921,960	—	20,208,323

Stock issued for services	—	—	167,007	—	—	—	167,007
Non-controlling interest acquisition	—	—	(40,119,536)	—	—	—	(40,119,536)
The Karlsson Group warrant issuance	—	—	34,619,536	—	—	—	34,619,536
Stock committed not yet issued	—	—	—	—	—	1,000,004	1,000,004
Cost of public offering	—	—	(350,000)	—	—	—	(350,000)
Stock-based compensation	—	—	444,114	—	—	—	444,114
Net loss	—	—	—	(3,320,723)	(7,017)	—	(3,327,740)
Balance at June 30, 2012 (unaudited)	39,489,173	39,489	86,718,841	(83,031,569)	7,914,943	1,000,004	12,641,708

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(a Development Stage Company)

(unaudited)

Note 1 — Organization and Business Operations

Introduction

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is engaged in the exploration and development of a large, high-quality potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest and control the Holbrook Project through our 50% ownership of our subsidiary, American West Potash, or AWP. On August 1, 2012 we purchased the remaining 50% interest in AWP from The Karlsson Group. Through AWP, we hold potash exploration permits on 38 Arizona state sections and leases for the mineral rights on 109 private sections which, in total, cover approximately 90,000 acres. See Note 11 — The Karlsson Group Acquisition for more information relating to our acquisition of the remaining 50% interest in AWP.

Our strategy is to increase shareholder value through our focus on the exploration, development and production of potash from our Holbrook Project. Since 2011, we have conducted drilling, geological work and various other technical and prelimin ary economic assessments to advance and expand our mineralized material base at the Holbrook Project. At this time, we are not focused on any acquisitions outside of the Holbrook Basin.

Purchase of Unowned 50% Interest of AWP from The Karlsson Group

We entered into an agreement with The Karlsson Group on May 30, 2012 to acquire the 50% of AWP that we did not own for an aggregate purchase price of $150,000,000, or the equivalent of approximately $2.52 per share, before consideration of warrants, royalties and potential contingent payments. The transaction closed on August 1, 2012 at which time we assumed full ownership and control of AWP.

As of May 30, 2012, we had paid The Karlsson Group a non-refundable deposit consisting of (a) $6,000,000 cash, of which $5,500,000 was credited against the purchase price, and (b) a warrant to purchase 5,605,834 shares of our common stock for $4.25 per share. At closing, (a) we paid The Karlsson Group an additional $19,500,000 in cash, which was funded from the proceeds of the public offering that closed on July 5, 2012, (b) Old Prospect Global issued The Karlsson Group a senior secured $125,000,000 promissory note and (c) AWP granted The Karlsson Group a royalty of 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75,000,000. In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date, we have agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75,000,000. In addition, at the closing, AWP received an option to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000 which is exercisable for 150 days after payment in full of the promissory note. At closing, the stockholders of The Karlsson Group agreed not to compete with AWP within the Holbrook Basin of Arizona for three years from the closing date.

The Holbrook Project

The Holbrook Project consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona, along the southern edge of the Colorado Plateau. In January 2011, The Karlsson Group contributed to AWP its ownership of mineral rights, surface rights and title consisting of approximately 31,000 gross acres covering 50 mineral estate sections in the Holbrook Basin, and we contributed mining expertise and industry knowledge, together with a cash investment of $11 million, each for a 50% ownership interest in AWP. In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights. In May 2012, we divested ourselves of four mineral estate sections covering approximately 2,500 gross acres, which were non-contiguous with our remaining sections. The Potash Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during the development of AWP’s mining and processing facility. The related agreements with each counterparty to the Potash Sharing Agreement include an annual base rent and a royalty for potash extracted from these estates. The term of the Potash Sharing Agreement is perpetual or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP.

During calendar year 2011, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. This was combined with the historic information of approximately 58 holes in our project area, the results of which was used to delineate the potash resource potential on AWP’s acreage. As part of our ongoing exploration and development work, in 2011 we engaged third party technical consultants, North Rim Exploration Ltd. to complete a NI 43-101 mineral resource estimate, which we refer to as the Resource Calculation, and Tetra Tech, Inc. to complete a preliminary economic assessment, or PEA. In June 2012, we completed the drilling and coring of an additional 10 holes and are currently analyzing the core samples from these holes. Once this analysis is complete, the additional information will be included in an updated resource calculation, as further described in Note 12 - Subsequent Events under Updated Mineral Resource Report.

Note 2—Summary of Significant Accounting Principles

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The accompanying unaudited Interim Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 10, 2012.

Principles of Consolidation

As of June 30, 2012, the Company was the 50% owner of AWP, operated and controlled AWP, and accordingly provides the consolidated financial statements for the Company and AWP. AWP’s year end is December 31, whereas Prospect’s year end is March 31. The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to The Karlsson Group and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the fair value of mineral interests contributed by The Karlsson Group; the calculation of certain conversion features of the Company’s secured convertible notes; the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation expense; and the liability associated with the Grandhaven Option.

Mineral Properties

Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 8—Mineral Properties for additional information.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

Loss per Share

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the period ended June 30, 2012 and 2011 and from August 5, 2010 (Inception) to June 30, 2012, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 9—Loss per Share for additional information.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payments based on the estimated fair value of the employee awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each issuance’s respective service period.

From time to time, the Company issues options to non-employees. The fair value of options issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date, estimated using the Black-Scholes option pricing model. The fair value of options is expensed on a straight-line basis over the associated performance period.

Warrants

The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 7—Shareholders’ Equity for additional information.

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 3 — Other Current Assets

In the normal course of business, the Company pays in advance for goods and/or services to be received in the future.  As of June 30, 2012, our prepaid balance related to items such as service contracts, rental agreements and various other operating payments.  The Karlsson Group Acquisition Prepayment amount was a deposit used upon the August 1, 2012 closing of The Karlsson Group acquisition.  Payment was made to The Karlsson Group prior to March 31, 2012 in accordance with the details of the closing agreement completed on August 1, 2012.  Due to the nature of the transaction, the acquisition is accounted for in equity and therefore these prepayments will be accounted for as part of the consideration given within the transaction.  For further details related to the accounting for The Karlsson Group Acquisition, see Note 11.

As we expect to receive benefits from these payments within the next 12 months, they have been reflected as current assets on the balance sheet.

	June 30, 2012	March 31, 2012
	(unaudited)
Prepaid Insurance & Rent	$153,042	$223,399
The Karlsson Group Acquisition Prepayment	—	500,000
Other	238,494	104,476
Total Other Current Assets	$391,536	$827,875

Note 4 — Accounts Payable and Accrued Liabilities

Development costs associated with the Holbrook Project in the amount of $1,722,830 are included in accounts payable at June 30, 2012.

Accrued liabilities at June 30, 2012 and March 31, 2012 included:

	June 30, 2012	March 31, 2012
	(unaudited)
Drilling/Permitting	$1,559,250	$471,462
Legal	—	279,569
Accrued Bonus	338,250	—
Accrued Cost of Public Offering	350,000	—
Buffalo Management (refer to Note 5 - Related Party Transactions)	50,000	—
Accrued Vacation & Interest	53,723	65,885
Other	188,377	26,635
Total Accrued Liabilities	$2,539,600	$843,551

Accrued drilling and permitting costs are included in mineral properties as they relate to development costs associated with the Holbrook Project.  Bonuses are paid near the end of the calendar year based on achievement of various goals and milestones.  Accrued bonus amounts are estimated based on expected payments of bonuses, of which some of the amounts are obligated per employee contract.  Costs associated with the public offering completed on July 5, 2012 include those related to underwriting and legal, incurred through June 30, 2012.  These costs, along with additional underwriting fees, were netted against proceeds received from the public offering completed on July 5, 2012, as further described in Note 12 — Subsequent Events, Completion of Offering.

Note 5—Related Party Transactions

Buffalo Management LLC

Pursuant to the Company’s management services agreement with Buffalo Management LLC (“Buffalo”), the Company has agreed to pay Buffalo (i) a consulting fee of $20,000 per month, (ii) a $5,000 monthly office expense, (iii) an annual management fee in an amount equal to 2% of its annual gross revenues as shown on the Company’s audited financial statements each year, and (iv) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by the Company equal to 1% of the transaction value. Buffalo may elect, by written notice to the Company prior to payment, to receive all or a portion of certain of these fees in shares of the Company’s common stock valued at the market price (as defined in the management services agreement) of the Company’s common stock on the day such election is made by Buffalo. During the three months ended June 30, 2012 and 2011, Prospect Global paid Buffalo Management $50,000 and $0, respectively. As of June 30, 2012, $50,000 due Buffalo is included in accrued liabilities. The $50,000 was paid to Buffalo on July 2, 2012.  The Company has entered into a registration rights agreement with Buffalo which requires the Company to register for resale the shares of common stock issued to Buffalo pursuant to the management services agreement and upon exercise of its warrants.

Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management LLC. Chad Brownstein, one of our directors and formerly our non-executive vice chairman (currently executive vice chairman effective August 1, 2012), is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick Avery, our chief executive officer, owns a 10% non-voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.

On July 3, 2012, the Company entered into an agreement with Buffalo, whereby Buffalo agreed, in order to facilitate the sale of the 15,400,000 shares of common stock, that Buffalo will not exercise any portion of its warrant until following approval of the proposed increase in authorized shares of common stock at the Company’s 2012 annual meeting of shareholders.

On August 1, 2012 we entered into a termination of management services agreement with Buffalo Management LLC.  The management services agreement, which was terminable only by Buffalo Management, provided for fees to Buffalo Management for management services rendered in connection with significant transactions such as acquisitions, dispositions and financings.  Also on August 1, 2012 Chad Brownstein, the principal at Buffalo Management who rendered services to us pursuant to the management services agreement and our non-executive board chairman, became our executive vice chairman, a salaried employee of Prospect Global, pursuant to the employment agreement described below.

Pursuant to the termination agreement we:  (i) paid Buffalo Management $975,000 cash and a warrant to purchase 352,150 shares of our common stock for $2.60 per share (described in Item 3.02 hereof) in satisfaction of the $1,500,000 fee payable to Buffalo Management in connection with the acquisition of the 50% of American West Potash LLC that we did not previously own and described above; (ii) issued Buffalo Management a warrant to purchase 268,304 shares of our common stock for $2.60 per share (described in Item 3.02 hereof) in connection with services rendered by Buffalo Management in connection with our recent public offering of 15,400,000 shares of common stock at $2.60 per share; and (iii) issued Buffalo a warrant to purchase 2,000,000 shares of our common stock for $2.60 per share (described in Item 3.02 hereof) in consideration of Buffalo Management’s terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo Management equal to 2% of Prospect Global’s annual gross revenues provided for under Section 2(a) of the management services agreement survives the termination in perpetuity.

The warrant to purchase an aggregate of 2,620,454 shares of our common stock for $2.60 per share that we issued on August 1, 2012 to Buffalo Management LLC is exercisable from the date that our shareholders approve an increase in our authorized number of shares of common stock through July 31, 2017, subject to a two year extension in the event of a change of control at Prospect Global.  We also amended our registration rights agreement with Buffalo Management to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement with Buffalo Management provides for demand and piggy-back registration rights, provided that each demand registration is limited to 1,100,000 shares.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 696,153 shares of Prospect Global’s common stock. During the three months ended June 30, 2012 and 2011, Prospect Global paid Brownstein Hyatt approximately $364,000 and $41,000, respectively, in legal and lobbying fees. Approximately $0 and $290,000 payable to Brownstein Hyatt is included in accrued liabilities as of June 30, 2012 and March 31, 2012, respectively. Approximately $1,010,000 and $211,000 payable to Brownstein Hyatt is included in accounts payable as of June 30, 2012 and March 31, 2012, respectively. Chad Brownstein does not share in any of these fees or transactions.

On July 2, 2012, we issued Brownstein Hyatt ten year options to purchase 120,000 shares of our common stock at $2.60 per share as compensation, of which 60,000 are subject to approval by stockholders to increase the amount of shares available under the Director Plan.

Hexagon Investments, LLC

On July 5, 2012 Very Hungry purchased 4,807,692 shares of our common stock in a public offering. Conway Schatz, a manager of Very Hungry, joined our board of directors effective April 1, 2012 and does not currently beneficially own any of our outstanding common stock.  Mr. Schatz does not have dispositive power over the shares owned by Very Hungry.

COR Capital LLC

On July 5, 2011, we entered into an Investor Relations Consulting Agreement with COR Advisors LLC, pursuant to which COR provides to us investor relations services. This Investor Relations Consulting Agreement was subsequently amended on May 9, 2012 and as part of this amendment, COR’s services were extended for an additional one year term through July 5, 2013. For services performed during the year ended July 5, 2012, COR received as compensation 300,000 shares of our common stock with 100,000 shares fully vested on execution, 100,000 shares that vested on January 5, 2012 and 100,000 shares vested on July 5, 2012. COR will receive as compensation an additional 300,000 shares of our common stock for services to be performed during the year ending on July 5, 2013 with 75,000 of the shares vesting at the end each quarter during the renewal period. COR also received a onetime bonus of 40,000 shares of our common stock upon the listing of our shares on NASDAQ, which occurred on July 2, 2012. COR and its affiliates beneficially own more than 7% of our common stock, including the purchase of 538,461 shares of our common stock in a public offering on July 5, 2012.

On July 5, 2012, Prospect issued COR Advisors 100,000 shares of common stock for services rendered under the Investor Relations Consulting Agreement discussed above. For the three months ended June 30, 2012, Prospect recognized $167,007 in expense associated with the COR agreement.

On August 1, 2012 we entered into a second amendment to our investors relations consulting agreement with COR Advisors, LLC pursuant to which COR has agreed to provide additional services to us following our recent public offering and we agreed to pay a monthly retainer of $20,000 to COR.  We also agreed that the shares payable to COR under the existing agreement would be paid quarterly in advance rather than in arrears.

Intercompany Receivables from AWP

The Company paid certain expenses in 2010, 2011, and 2012 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of June 30, 2012 and March 31, 2012.

Note 6—Stock Based Compensation

Stock Grants

The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of June 30, 2012, 1,250,000 shares of Mr. Avery’s grant had vested and the remaining 250,000 shares will vest on August 17, 2012. Mr. Bloomfield, the Company’s Chief Financial Officer until September 6, 2011 and its current Vice President of Corporate Development, received a stock grant award of 500,000 shares on September 1, 2010, which also vests on a two-year schedule. As of June 30, 2012, 100,000 of Mr. Bloomfield’s shares had vested, 200,000 shares will vest on September 6, 2012, and the remaining 200,000 shares will vest on September 6, 2013. The stock grants of Mr. Avery and Mr. Bloomfield were deemed to have a nominal value in that the Company had only nominal assets and not begun commercial operations on the issue dates and so were valued at par value of $0.001 per share. For the quarter ended June 30, 2012 and 2011, the Company had recorded $169 and $0, respectively, for stock-based compensation associated with the stock grants. Compensation for non-vested awards was $650 as of June 30, 2012, of which $432 was accrued. The Company also made stock grants totaling 1,275,000 shares to its directors, excluding shares issued to Mr. Avery, all of which had vested as of June 30, 2012.

Stock Options

Effective August 22, 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). The Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 5,000,000 shares, of which 3,200,000 remained available for issuance at June 30, 2012. The Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 2,500,000 shares, of which 885,000 remained available for issuance at June 30, 2012. Awards issued under the Plans may include stock options, stock appreciation rights, restricted stock, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

Compensation expense for employees is recognized based on the estimated fair value of the awards on their grant date.  The fair value of options issued to non-employees is measured on the earlier of the date the performance is complete or the date the non-employee is committed to perform. In the event that the measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  For both employee and non-employee options, the fair value is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. The Company uses the opening stock price of its common stock on the grant date. Other assumptions used in estimating the fair value of awards granted through June 30, 2012 included the following:

Expected Term	5.0 to 6.0 years
Volatility*	120.57% to 181.46%	*
Risk-Free Rate	0.71% to 2.00%
Dividend Yield	—

*                                         The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information of the Company itself.

A summary of stock option activity under the Plans as of June 30, 2012 and changes during the quarter then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2012	3,415	$4.25	19,636	9.74
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2012	3,415	$4.25	$—	9.48
Vested at June 30, 2012	2,400	$4.25	$—	9.49

The weighted average grant date fair value of the stock options granted through June 30, 2012 and for the period August 5, 2010 (Inception) through June 30, 2012 was $3.33.  No stock options were exercised during the three months ended June 30, 2012 or for the period August 5, 2010 (Inception) to June 30, 2012.

A summary of the status of the non-vested stock options as of June 30, 2012, and changes during the three months ended June 30, 2012 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March31, 2012	1,015	$4.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2012	1,015	$3.14

As of June 30, 2012, there was $1,255,267 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the three months ended June 30, 2012 and 2011 was $443,945 and $0, respectively.  For the period August 5, 2010 (Inception) to June 30, 2012 the cumulative expense was $10,159,980.

For the three months ended June 30, 2012, total compensation expense attributable to stock options was $443,945.

Note 7—Shareholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June, 30, 2012, there were 39,498,173 shares of our common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2012, no shares of preferred stock had been issued.

Warrants

As part of its fundraising efforts, the Company issued warrants to purchase shares of its common stock. As of June 30, 2012, 17,703,197 warrants were issued and remained outstanding. The exercise price and exercise period of these warrants range from $3.00 - $4.25, and 1-7 years, respectively.

Non-Controlling Interest

The Company included The Karlsson Group’s initial $11,000,000 contribution of mineral interests to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, The Karlsson Group earned its 50% interest in AWP. The Company has earned its 50% interest in AWP through its cash contributions.

On May 30, 2012, an agreement with The Karlsson Group was executed for the purchase of their 50% non-controlling interest in AWP.  See further discussion in Note 11 — The Karlsson Group Acquisition.

Note 8—Mineral Properties

Additions to Mineral Properties for the three months ended June 30, 2012 included development costs such as engineering, environmental studies, drilling, and other costs related to development of the Holbrook Project.

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

Note 9—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Cumulative from August 5, 2010 (Inception) through June 30, 2012
	(unaudited)	(unaudited)
Net loss attributable to Prospect Global Resources Inc.	$(3,320,723)	$(1,585,103)	$(83,031,569)
Weighted average number of common shares outstanding — basic	39,489,173	21,615,897	25,235,348
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding — fully diluted	—	—	—
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(0.08)	$(0.07)	$(3.29)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with outstanding options and nonvested stock grants (both described in Note 6), were not included in the computation of Loss Per Share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 22,814,729 shares as of June 30, 2012.

Note 10—Commitments and Contingencies

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of June 30, 2012, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect itself and investors.

If and when AWP completes applications for mining permits, an aggregate payment of $1,500,000 is due to various owners of private sections in accordance with the Potash Sharing Agreement.

The execution of The Karlsson Group agreement subjected the Company to various commitments and contingencies, all of which are outlined further in Note 11 — The Karlsson Group Acquisition.

Note 11—The Karlsson Group Acquisition

On May 30, 2012, we entered into an agreement with The Karlsson Group to acquire the 50% of AWP that we did not currently hold for an aggregate purchase price of $150 million, a seven-year warrant to purchase 5,605,834 shares of our common stock with an exercise price of $4.25 per share (of which up to 1,121,167 shares may be issued on a “cashless” exercise of the warrant) and the right to receive payments equal to 1% of gross sales (described below) and potential contingent payments. The transaction closed on August 1, 2012, at which time we assumed full ownership and complete control of AWP.

As of May 30, 2012, we had paid The Karlsson Group a non-refundable deposit consisting of (a) $6 million in cash, of which $5.5 million was credited against the purchase price, and (b) the warrant referred to above. At closing, (a) we paid The Karlsson Group an additional $19.5 million in cash, which was funded from the proceeds of a offering that closed on July 5, 2012 (see Note 17 — Subsequent Events), (b) Old Prospect Global issued The Karlsson Group a senior secured $125 million promissory note and (c) AWP granted The Karlsson Group the right to receive payments equal to of 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75 million. In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date, we have agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75 million. In addition, at the closing, AWP received an option to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000 which is exercisable for 150 days after payment in full of the promissory note.

The $125 million senior first priority secured promissory note issued to The Karlsson Group at closing bears interest at 9% per annum, payable annually on the anniversary date of the note and on each principal payment date. A principal payment of $50 million is due on December 24, 2012, and the remaining $75 million of principal is due on July 31, 2013. Failure to make the first principal payment will not constitute a default if we make that payment on or before March 30, 2013 together with (if tax rates increase in 2013) a tax gross-up amount covering the period from December 24, 2012 until the payment is made. The note is mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. If we pay $100 million of principal on or before December 15, 2012 plus all accrued and unpaid interest, the balance of the note will be deemed satisfied. The note is guaranteed by AWP and is secured by (a) a pledge by Old Prospect Global of 100% of the membership interests of AWP and (ii) a lien over all the assets of Old Prospect Global and AWP.

As further described in Principles of Consolidation within Note 2 — Summary of Significant Accounting Principles, at June 30, 2012 Prospect was the 50% owner of AWP, operated and controlled AWP, and accordingly historically provided consolidated financial statements for Prospect and AWP. Therefore, the remaining 50% interest in AWP owned by The Karlsson Group was considered a non-controlling interest. In accordance with GAAP, changes in the parent’s ownership interest, such as increasing ownership of a non-controlling interest, are accounted for as equity transactions. Therefore, the consideration paid to The Karlsson Group for the remaining 50% interest will be accounted for as an equity transaction, with no gains or losses recognized in net income, nor will the carrying amounts of the assets and liabilities of the subsidiary be adjusted. Rather, Prospect will adjust the carrying amount of the non-controlling interest to reflect the change in its ownership interest in the subsidiary.

Therefore, as of June 30, 2012, the consideration paid to The Karlsson Group in anticipation of the August 1, 2012 closing was accounted for in the following manner:

1)    Due to the accounting treatment for the consideration paid to The Karlsson Group, the $5.5 million non-refundable deposit is reflected in additional paid-in capital (see Non-controlling interest acquisition caption on the Consolidated Statement of Shareholders’ Equity).

2)    The warrant issued to The Karlsson Group on May 30, 2012 to purchase 5,605,834 shares of our common stock met the requirements for equity classification.  At May 30, 2012, we estimated the fair value of the warrant to be $34,619,536. As indicated above, due to the accounting treatment for the consideration paid to The Karlsson Group, there was no net effect on equity related to the warrants.

We used the Black-Scholes model to estimate the fair value of The Karlsson Group warrant as of May 30, 2012. The significant assumptions used in calculating the fair value of the warrant are as follows:

	May 30, 2012
Contractual Term	7.0 years
Volatility	140.61	%*
Risk-Free Rate	1.21%
Dividend Yield	—

*                           Prospect’s estimates of expected volatility are based on the historical volatility of Prospect’s common stock as well as the historical volatility of Prospect’s peers due to the limited availability of historical trading information of Prospect itself.

The estimate of The Karlsson Group warrant is only one component of the purchase price for The Karlsson Group Acquisition and must be considered in conjunction with all components and estimates of the fair value of assets acquired and liabilities to be assumed in the entire transaction. The final purchase price valuations will be completed after asset and liability valuations are finalized as of the date of the completion of the acquisition. Any final adjustments may change the valuation of purchase price which could affect the fair value assigned to The Karlsson Group warrant described above.

Note 12 - Subsequent Events

NASDAQ Listing

On June 29, 2012, the NASDAQ OMX Group approved the Company for listing on The NASDAQ Capital Market. Trading in the Company’s shares on NASDAQ commenced under the ticker PGRX on Monday, July 2, 2012.

Completion of Offering

On June 29, 2012, we entered into an underwriting agreement with Dahlman Rose & Company, LLC, ROTH Capital Partners, LLC, Sterne Agee & Leach, Inc., Wunderlich Securities, Inc. and Gilford Securities Incorporated relating to a registered underwritten public offering of 15,400,000 shares of our common stock at $2.60 per share for gross proceeds of $40,040,000.

The closing of the offering occurred on July 5, 2012. The net offering proceeds to the Company from the sale of the shares, after deducting the underwriters’ commission and other estimated offering expenses payable by the Company was $36,887,200.

Granting of Options

On July 2, 2012 the Company granted 1,686,000 options to employees under the Employee Plan, of which 150,000 of the granted options are subject to approval by stockholders to increase the amount of shares available under the Employee Plan.  Additionally, on July 2, 2012, the Company granted 1,610,000 options to directors and consultants under the Director Plan, of which 740,000 of the granted options are subject to approval by stockholders to increase the amount of shares available under the Director Plan. See further details of both the Employee Plan and Director Plan in Note 11 — Stock Based Compensation).

Issuance of Shares

On July 24, 2012, the Company issued 235,295 units consisting of a share of common stock and a one-year warrant to acquire a share of common stock at an exercise price of $4.25 to one unaffiliated accredited investor.  The purchase price was $4.25, and we received proceeds of $1,000,004 from this sale prior to June 30, 2012.  The proceeds from this sale are reflected in the balance of cash and cash equivalents as the proceeds were received prior to June 30, 2012; however, the shares were not issued until July 24, 2012.

Updated Mineral Resource Report

On August 2, 2012 Prospect Global’s subsidiary, American West Potash, LLC, received an updated  final NI 43-101 compliant mineral resource estimate report, a technical report issued by a third party natural resource expert, with respect to the potash resource on America West Potash’s acreage near Holbrook, Arizona.

The updated resource calculation upgraded nearly 40% of the resource estimates from “inferred” to the stronger “measured and indicated” category. The remaining 60% in the inferred category was shown to be highly consistent with previous Resource Calculation work. The initial 43-101 resource calculation was completed in October 2011. Prospect Global designed and executed our spring 2012 drilling program in less than four months, months ahead of schedule.  The new resource calculation indicates that the mine may be productive for more than 50 years, based on current detailed engineering and process studies for 2 million metric tons of finished product per year.

The new resource calculation was performed through a combination of assay results from the 10 newly drilled 2012 wells, 11 of the wells drilled in 2011, and the equivalent K2O (potassium oxide) values calculated from the 57 historical wells’ Gamma Ray Estimation Curves (GREC), plus an extensive wireline study on each well. Efficient conventional underground mine and surface flotation is planned for the resource, producing a mix of granular and standard products. Benefitting from the shallow depth of the potash, access and extraction will be through a decline road rather than shaft and hoist mining.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in this Quarterly Report. Management’s discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “seek,” “is expected,” “budget,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional construction (“will,” “may,” “could,” “should,” etc.) and “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative forms of any of these words and other similar expressions.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. See Section 1A — Risk Factors in this Quarterly Report.

Overview

We are a company engaged in the exploration and development of a large, high-quality potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold an interest in and control the Holbrook Project through our 50% ownership of our subsidiary, AWP. On May 30, 2012 we signed an agreement to purchase the remaining 50% interest in AWP from The Karlsson Group, which closed on August 1, 2012. Through AWP, we hold potash exploration permits on 38 Arizona state sections and leases for the mineral rights on 109 private sections which, in total, cover approximately 90,000 acres. The state permits are for five year terms, of which 15 expire in 2014 and 23 expire in 2015. The leases for the private sections expire in 2020. As long as AWP performs exploration or development activity, it may extend the leases.

On February 11, 2011 we completed a reverse merger transaction whereby Triangle Castings’s wholly-owned subsidiary Prospect Global Acquisition Inc., a merger entity formed for this transaction, merged with and into Old Prospect Global, with Old Prospect Global surviving the merger. As a result, Old Prospect Global became Triangle’s wholly-owned subsidiary and Triangle changed its name to Prospect Global Resources Inc. The merger was treated as a reverse merger for financial accounting purposes. Old Prospect Global was treated as the acquirer for accounting purposes, whereas we were treated as the acquirer for legal purposes.

Upon completion of the merger, Triangle ceased its previous operations and changed its business plan to that of Old Prospect Global, which principally involves our initial 50% ownership in and operational control of AWP.

We have not yet generated any operating revenue. We anticipate that we will continue to incur significant operating costs without realizing any revenues at the Holbrook Project for the foreseeable future. We believe that the anticipated net proceeds from a public offering completed on July 5, 2012 and our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next six months. However, we may elect to seek additional funding prior to that time. We will require additional funds at a later date to fund required payments on the promissory note issued in connection with the acquisition of the remaining 50% interest in AWP and to bring the Holbrook Project into sustained commercial operation which, depending upon the circumstances, may be in the form of equity, debt or a combination of equity and debt. There can be no assurance that additional funds will be available to us on acceptable terms or at all.

Operating Results for the Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011.

Revenue

For the three months ended June 30, 2012 and 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended June 30, 2012 and 2011 totaled $0 and approximately $1,678,000, respectively. Exploration expenses incurred for the three months ended June 30, 2011 included $57,000, $1,585,000 and $36,000 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the three months ended June 30, 2012, $5,568,161 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expense for the three months ended June 30, 2012 and 2011 totaled $3,327,740 and $1,062,000, respectively. G&A expenses incurred during the three months ended June 30, 2012 included $1,222,487, $1,873,648 and $231,605 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively. For the three months ended June 30, 2011, G&A expenses incurred included $727,000, $290,000, and $45,000 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively.  For the three months ended June 30, 2012, $1,244,873 was capitalized as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $9,829 and $13,197 for the three months ended June 30, 2012 and 2011, respectively.

Derivative Gains/Losses

There were no derivative losses for the three months ended June 30, 2012 as any and all convertible notes and warrants giving rise to derivative liabilities were settled on November 22, 2011, as discussed further below.  Derivative gains for the three months ended June 30, 2011 totaled $2,621,000.  These derivative gains related to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also included the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

Our common stock was traded in the over-the-counter market until July 1, 2012 and historically has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. The derivative financial instruments associated with the gains/losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represented the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our gain/loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates. Refer to Note 7—Convertible Notes in the accompanying financial statements for additional information.

Interest Expense

Net interest expense for the three months ended June 30, 2012 and 2011 totaled $0 and $350,000, respectively. Net interest expense incurred in the three months ended June 30, 2011 included $109,000 and $241,000 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Operating Results for August 5, 2010 (Inception) through June 30, 2012 - (“Cumulative Period”)

Revenue

For the Cumulative Period, the Company had no revenue.

Exploration Expense

Exploration expense for the Cumulative Period totaled $5,600,288. Exploration expenses incurred for the Cumulative Period included $1,015,116, $4,430,677 and $154,495 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.

General and Administrative Expense (“G&A”)

General and administrative expense for the Cumulative Period totaled $21,691,548. G&A expenses incurred during the Cumulative Period included $12,902,319, $6,566,328, and $2,222,904 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively.

Included within G&A expenses above are rental expenses of $68,383 for the Cumulative Period.

Derivative Gains/Losses

Derivative losses for the Cumulative Period totaled $54,765,601. These derivative losses relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also includes the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

Our common stock was traded in the over-the-counter market until July 1, 2012 and historically has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. Derivative financial instruments associated with the gains/losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of September 30, 2011 and November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represented the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our gain/loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates. Refer to Note 7—Convertible Notes in the accompanying financial statements for additional information.

Loss on Debt Extinguishment

We incurred a $2,000,000 loss on debt extinguishment for the Cumulative Period. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the accompanying financial statements.

Interest Expense

Net interest expense for the Cumulative Period totaled $2,059,190. Net interest expense incurred for the Cumulative Period included $474,146 and $1,585,044 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of June 30, 2012, Prospect had approximately $1.3 million in cash, compared to approximately $11.3 million as of March 31, 2012.  From inception through June 30, 2012, we had raised and relied almost exclusively on private placements of common stock and convertible notes to fund our operations. From August 5, 2010 (Inception) through June 30, 2012, we raised approximately $28.1 million primarily through the issuance of convertible notes and common stock to founding stockholders and outside investors. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise additional funds. While we intend to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts. We also need to raise additional money to fund significant capital and operating expenses we anticipate to incur throughout the remainder of the Holbrook Project.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended June 30, 2012	Cumulative from August 5, 2010 (Inception) through June 30, 2012
	(unaudited)	(unaudited)
Net cash used in operating activities	(2,080,163)	(13,291,906)
Net cash used in investing activities	(8,937,042)	(11,522,609)
Net cash provded by financing activities	1,000,004	26,097,522
Increase (decrease) in cash and cash equivalents	(10,017,201)	1,283,007

Cash used in operating activities during the three months ended June 30, 2012 was primarily related to the continuation of our drilling activities in the Holbrook Basin and other corporate general and administrative expenses. The net cash used in investing activities predominantly pertains to the Company’s non-refundable deposit paid to The Karlsson Group; activities related to acquisition of adjacent and complementary acreage; and the exercising of options to obtain mineral rights in the Holbrook Basin. The net cash provided by financing activities for the three months ended June 30, 2012 relates to the proceeds from shares of common stock committed as of June 30, 2012 and issued on July 24, 2012.

Excluding the notes converted in connection with the reverse merger (as discussed in Note 1—Organization and Business Operations in the accompanying financial statements), outstanding debt throughout the twelve months ended March 31, 2012 was comprised of five convertible, secured promissory notes, each secured by all of our assets on a pari passu basis with each of the other notes. On November 22, 2011, we completed a qualified financing (defined as Prospect’s sale of securities in a transaction or series of transactions for at least $10,000,000), resulting in the conversion of these notes into our common stock. As of March 31, 2012 and June 30, 2012, we had no outstanding debt.

Further information relating to each of the convertible notes outstanding throughout the Cumulative Period is provided in Note 7—Convertible Notes in the accompanying financial statements.

On July 5, 2012 we closed on an underwritten public offering of 15,400,000 shares of our common stock at $2.60 a share, resulting in gross proceeds of $40.04 million and net proceeds of approximately $36.9 million after deducting the underwriting discount and our expenses.  We used $19.5 million of the net proceeds to fund the initial payment due to The Karlsson Group in connection with the August 1, 2012 acquisition of its 50% interest in AWP and expect to use $8.4 million to fund the preparation of a final feasibility study, $3.4 million for engineering, $2.5 million for permitting and environmental, and the balance for general corporate purposes and working capital.

On July 24, 2012 the Company issued 235,295 units consisting of a share of common stock and a one-year warrant to acquire a share of common stock at an exercise price of $4.25 to one unaffiliated accredited investor.  The purchase price was $4.25, and we received proceeds of $1,000,004 from this sale.  The proceeds from this sale are reflected in the balance of cash and cash equivalents as the proceeds were received prior to June 30, 2012; however, the shares were not issued until July 24, 2012.

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

Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Holbrook Basin in Arizona, as well as statements regarding intended value creation; our opinion about future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties, companies or interests in companies with a potash reserve base; our plan to prove up reserves by acquiring seismic data and drilling and coring test holes; our plan to begin the environmental and permitting process, preliminary mine design and bankable feasibility study, which we estimate to complete this year; our plan of exploration; the viability of a potash mine in the Holbrook Basin; the economic benefits of a potash mine; future sales of state leases and permits; our intention to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments; our anticipation of raising and contributing to American West Potash LLC, or AWP, and raising additional money to fund our general corporate expenses; our ability to further implement our business plan and generate revenue; our anticipation of investing considerable amounts of capital to establish production from our mining project; our anticipation of our ability to generate reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

Although these forward-looking statements reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date made. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date made, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•                  Our common stock being a “penny stock;” and

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.                  CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company is not a party to any pending material legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A.                 Risk Factors

Not applicable to smaller reporting companies.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2012 the Company issued 235,295 units consisting of a share of common stock and a one-year warrant to acquire a share of common stock at an exercise price of $4.25 to one unaffiliated accredited investor.  The purchase price was $4.25, and we received proceeds of $1,000,004 from this sale.  The proceeds from this sale are reflected in the balance of cash and cash equivalents as the proceeds were received prior to June 30, 2012; however, the shares were not issued until July 24, 2012.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

Exhibit No.	Description of Exhibit
23.1	Consent of North Rim Exploration Ltd.
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: August 9, 2012	By:	/s/ Patrick L. Avery
Patrick L. Avery,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wayne Rich
Wayne Rich,
Chief Financial Officer and Vice President Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.1	Consent of North Rim Exploration Ltd.
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.