Form 10-Q
period 2012-09-30
PROSPECT GLOBAL RESOURCES INC.
filed 2012-11-14
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35590

PROSPECT GLOBAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-3024783
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1401 17th Street Suite 1550
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 990-8444
(Registrant’s telephone no., including area code)

1621 18th Street Suite 260
Denver, CO 80202
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

As of November 14, 2012, the number of outstanding shares of the registrant’s common stock was 70,714,468.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,987,493	$11,300,208
Accounts receivables	—	673
Related party receivable	25,000	25,000
Prepayment Option (Note 11)	1,900,000	—
Other current assets	1,053,257	827,875
Total current assets	11,965,750	12,153,756

Noncurrent assets
Mineral properties	29,036,151	13,468,520
Equipment (net of accumulated depreciation of $30,729 and $5,993, respectively)	493,767	82,516
Deposits	109,207	79,912
Total noncurrent assets	29,639,125	13,630,948

Total assets	$41,604,875	$25,784,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,811,520	$672,195
Accrued liabilities	5,378,532	843,551
Note Payable (Note 11)	125,000,000	—
Total current liabilities	133,190,052	1,515,746

Grandhaven Option	4,060,635	4,060,635

Total liabilities	137,250,687	5,576,381

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 100,000,000 shares authorized (increased on August 27, 2012 from 10,000,000); none outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized (increased on August 27, 2012 from 100,000,000); 55,714,468 and 39,489,173 issued and outstanding at September 30, 2012 and March 31, 2012 respectively	55,714	39,489
Additional paid-in capital	1,275,018	91,957,720
Losses accumulated in the development stage	(96,976,544)	(79,710,846)
Total shareholders’ equity - Prospect Global Resources Inc.	(95,645,812)	12,286,363

Non-controlling interest	—	7,921,960

Total shareholders’ equity	(95,645,812)	20,208,323

Total liabilities and shareholders’ equity	$41,604,875	$25,784,704

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Cumulative from August 5, 2010 (Inception) through September 30, 2012
Expenses:
Exploration expense	$—	$2,744,445	$—	$4,422,207	$5,600,288
General and administrative	12,079,296	1,707,344	15,407,036	2,769,724	33,770,843
Total expenses	12,079,296	4,451,789	15,407,036	7,191,931	39,371,131

Loss from operations	(12,079,296)	(4,451,789)	(15,407,036)	(7,191,931)	(39,371,131)

Other expense:
Derivative losses	—	(40,872,806)	—	(38,251,733)	(54,765,601)
Loss on debt extinguishment	—	—	—	(2,000,000)	(2,000,000)
Interest, net	(1,871,200)	(741,354)	(1,871,200)	(1,091,620)	(3,930,390)
Total other expense	(1,871,200)	(41,614,160)	(1,871,200)	(41,343,353)	(60,695,991)

Income tax expense	—	—	—	—	—

Net loss	(13,950,496)	(46,065,949)	(17,278,236)	(48,535,284)	(100,067,122)

Net loss attributable to non-controlling interest	5,521	1,414,644	12,538	2,298,876	3,090,578

Net loss attributable to Prospect Global Resources Inc.	$(13,944,975)	$(44,651,305)	$(17,265,698)	$(46,236,408)	$(96,976,544)

Earnings per share
Basic and diluted
Loss per share	$(0.25)	$(2.01)	$(0.37)	$(2.11)	$(3.38)
Weighted average number of shares outstanding	54,715,318	22,264,625	47,143,847	21,942,033	28,730,396

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(unaudited)

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Cumulative from August 5, 2010 (Inception) through September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,278,236)	$(48,535,284)	$(100,067,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	454,648	1,406,494	2,834,732
Derivative expense	—	38,251,733	54,765,601
Loss on debt extinguishment	—	2,000,000	2,000,000
Amorization of debt discount	—	803,472	—
Amortization of deferred financing costs	—	24,978	—
Equity based compensation	8,228,054	—	17,946,010
Interest expense	1,875,000	—	3,934,190
Depreciation	24,795	1,607	30,788
Changes in assets and liabilities:
Accounts receivable	673	(433)	—
Other current assets	274,619	(179,303)	(553,256)
Deposits	(29,295)	—	(109,207)
Accounts payable	(248,597)	(602,421)	423,598
Accrued liabilities	979,746	988,589	1,364,330
Net cash used in operating activities	$(5,718,593)	$(5,840,568)	$(17,430,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(9,085,303)	$(285,112)	$(11,082,361)
Acquisition of equipment	(395,923)	(6,643)	(484,432)
Net cash used in investing activities	$(9,481,226)	$(291,755)	$(11,566,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$—	$5,500,000	$9,048,863
Merkin note amendment	—	—	(2,000,000)
Proceeds from common stock issued	37,887,204	—	55,935,859
Non-controlling interest acquisition	(25,000,100)	—	(25,000,100)
Net cash provided by financing activities	$12,887,104	$5,500,000	$37,984,622

Net increase (decrease) in cash	(2,312,715)	(632,323)	8,987,493
Cash and cash equivalents- beginning of period	11,300,208	2,278,878	—
Cash and cash equivalents - end of period	$8,987,493	$1,646,555	$8,987,493

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,492,918)
Common stock attributable to reverse merger	$—	$—	$1,735
Fair value of land contributed by non-controlling interest	$—	$—	$(11,000,000)
Note receivable in exchange for shares of common stock	$—	$(750,000)	$—
Warrants issued and recorded as deferred financing costs	$—	$(42,600)	$(42,600)
Grandhaven Option, net of $25,000 receivable	$—	$—	$4,035,635
Development activities accrued/in accounts payable	$4,028,513	$—	$4,028,513
Capitalized equity-based compensation	$2,454,295	$—	$2,454,295
SK Land Holdings Option	$500,000	$—	$500,000
Capital expenditures in accounts payable	$40,123	$—	$40,123
Note Payable	$(125,000,000)	$—	$(125,000,000)
Prepayment Option	$1,900,000	$—	$1,900,000

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(a Development Stage Company)

(unaudited)

	Common Stock		Additional Paid-in	Losses Accumulated in the	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Development Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued for services	2,141,667	2,142	314,026	—	—	316,168
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	358	1,075,275	—	—	1,075,633
Net loss	—	—	—	(16,834,079)	(374,555)	(17,208,634)
Balance at March 31, 2011	21,498,864	21,499	1,425,701	(16,834,079)	10,625,445	(4,761,434)

Stock issued in private placements	4,277,625	4,277	13,968,074	—		13,972,351
Stock issued for services	500,000	500	2,060,401	—	—	2,060,901
Stock-based compensation	700,000	700	9,716,406	—	—	9,717,106
Convertible notes and accrued interest converted into common stock	12,512,684	12,513	64,787,138	—	—	64,799,651
Net loss	—	—	—	(62,876,767)	(2,703,485)	(65,580,252)
Balance at March 31, 2012	39,489,173	39,489	91,957,720	(79,710,846)	7,921,960	20,208,323

Stock issued for services	140,000	140	454,508	—	—	454,648
Non-controlling interest acquisition	—	—	(174,310,214)	—	(7,909,422)	(182,219,636)
The Karlsson Group warrant issuance	—	—	34,619,536	—	—	34,619,536
Stock issued in private placements	235,295	235	999,769	—	—	1,000,004
Stock issued in public offering	15,400,000	15,400	40,024,600	—	—	40,040,000
Cost of public offering	—	—	(3,152,800)	—	—	(3,152,800)
Equity-based compensation	450,000	450	10,681,899	—	—	10,682,349
Net loss	—	—	—	(17,265,698)	(12,538)	(17,278,236)
Balance at September 30, 2012 (unaudited)	55,714,468	$55,714	$1,275,018	$(96,976,544)	$—	$(95,645,812)

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(a Development Stage Company)

(unaudited)

Note 1 — Organization and Business Operations

Introduction

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is engaged in the exploration and development of a large, high-quality potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest and control the Holbrook Project through our ownership of our subsidiary, American West Potash, or AWP. On August 1, 2012 we purchased the remaining 50% interest in AWP from The Karlsson Group that we did not already own and became the sole owner and operator of AWP. Through AWP, we hold potash exploration permits on 38 Arizona state sections and leases for the mineral rights on 109 private sections which, in total, cover approximately 90,000 acres. See Note 11 — The Karlsson Group Acquisition for more information relating to our acquisition of the remaining 50% interest in AWP.

Our strategy is to increase shareholder value through our focus on the exploration, development and production of potash from our Holbrook Project. Since 2011, we have conducted drilling, geological work and various other technical and economic assessments to advance and expand our mineralized material base at the Holbrook Project. At this time, we are not focused on any acquisitions or projects outside of the Holbrook Basin.

Purchase of Non-owned 50% Interest of AWP from The Karlsson Group

We entered into an agreement with The Karlsson Group on May 30, 2012 to acquire the 50% of AWP that we did not already own for an aggregate purchase price of $150,000,000, or the equivalent of approximately $2.52 per share, before consideration of the warrants and other potential contingent payments. The transaction closed on August 1, 2012, at which time we assumed full ownership of AWP.

As of May 30, 2012, we had paid The Karlsson Group a non-refundable deposit consisting of (a) $6,000,000 cash, of which $5,500,000 was credited against the purchase price, and (b) a warrant to purchase 5,605,834 shares of our common stock for $4.25 per share. At closing, (a) we paid The Karlsson Group an additional $19,500,000 in cash, which was funded from the proceeds of the public offering that closed on July 5, 2012, (b) Prospect issued The Karlsson Group a senior secured $125,000,000 promissory note and (c) AWP granted The Karlsson Group a 1% interest in the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75,000,000. In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date, we have agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75,000,000. In addition, at the closing, AWP received an option to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000 which is exercisable for 150 days after payment in full of the promissory note. At closing, the stockholders of The Karlsson Group agreed not to compete with AWP within the Holbrook Basin of Arizona for three years from the closing date.

We plan to fund a portion of the amounts due under the $125 million promissory note due to The Karlsson Group through proceeds from the recently completed public offering as well as the potential Apollo Financing (see further discussion related to both in Note 12 – Subsequent Events).  As further discussed in the Liquidity and Capital Resources section of MD&A, additional fundraising will be required to pay off remaining amounts of The Karlsson Group promissory note as well as fund future development activities.

The Holbrook Project

The Holbrook Project consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona, along the southern edge of the Colorado Plateau. In January 2011, The Karlsson Group contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, consisting of a total of approximately 31,000 gross acres covering 50 mineral estate sections in the Holbrook Basin, and we contributed mining expertise and industry knowledge, together with a cash investment of $11 million, each for a 50% ownership interest in AWP. In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights. In May 2012, we divested ourselves of four Arizona state exploration permits covering the mineral estate of approximately 2,500 gross acres, which were non-contiguous with our remaining sections. The Potash Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during the development of AWP’s mining and processing facility. The related agreements with each counterparty to the Potash Sharing Agreement include an annual base rent and a royalty for potash extracted from these estates. The term of the Potash Sharing Agreement is perpetual or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP.

During calendar year 2011, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. This was combined with the historic information of approximately 58 holes in our project area, the results of which were used to delineate the potash resource potential on AWP’s acreage. As part of our ongoing exploration and development work, in 2011 we engaged third party technical consultants, North Rim Exploration Ltd. to complete a NI 43-101 mineral resource estimate, which we refer to as the Resource Calculation, and Tetra Tech, Inc. to complete a preliminary economic assessment, or PEA. In June 2012, we completed the drilling and coring of an additional 10 holes.  We have since completed the analysis of the core samples from these 10 holes and included the results in an updated mineral resource report issued in August 2012.

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

Principles of Consolidation

As of September 30, 2012, the Company was the 100% owner of AWP and accordingly provides the consolidated financial statements for the Company and AWP.  The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to The Karlsson Group (prior to the August 1, 2012 acquisition of the remaining 50% non-controlling interest) and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the fair value of mineral interests contributed by The Karlsson Group; the calculation of certain conversion features of the Company’s secured convertible notes; the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation expense; the liability associated with the Grandhaven Option and the fair market value of consideration associated with The Karlsson Group Acquisition.

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

Financial Instruments

Prospect’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, accrued liabilities, warrants, stock options, secured convertible notes, and derivative financial instruments. We carry cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements and The Karlsson Group promissory note that contained embedded derivative features. These instruments were carried as derivative liabilities, at fair value, in our financial statements until their conversion into common stock on November 22, 2011.

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

Loss per Share

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2012 and 2011 and the six months ended September 30, 2012 and 2011 and from August 5, 2010 (Inception) to September 30, 2012, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 9—Loss per Share for additional information.

Equity-Based Compensation

The Company recognizes compensation expense for share-based awards based on the estimated fair value of the employee awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each issuance’s respective service period.

From time to time, the Company issues share-based awards, including options and warrants, to non-employees. The fair value of awards issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the awards are measured at their then-current fair value at each interim reporting date, estimated using the Black-Scholes pricing model. The fair value of awards is expensed on a straight-line basis over the associated performance period.

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

Note 3 — Other Current Assets

In the normal course of business, the Company pays in advance for goods and/or services to be received in the future.  As of September 30, 2012, our prepaid balance related to items such as service contracts, rental agreements, property deposits and various other operating pre-payments.  The Karlsson Group Acquisition Prepayment amount was a deposit applied to the transaction upon the August 1, 2012 closing of The Karlsson Group Acquisition.  Payment was made to The Karlsson Group prior to March 31, 2012 in accordance with the details of the closing agreement completed on August 1, 2012.  Due to the nature of this transaction, the acquisition was accounted for in equity and therefore the prepayment was accounted for as part of the consideration paid upon closing on August 1, 2012.  The SK Land Holdings Option was acquired on August 1, 2012 as part of The Karlsson Group Acquisition.  For further details related to the terms and accounting for The Karlsson Group Acquisition, see Note 11.

As we expect to receive benefits from these payments within the next 12 months, they have been reflected as current assets on the balance sheet.

	September 30, 2012	March 31, 2012
	(unaudited)
Prepaid Insurance & Rent	$129,872	$223,399
The Karlsson Group Acquisition Prepayment	—	500,000
Property Deposits	278,000	—
SK Land Holdings Option	500,000	—
Other	145,385	104,476
Total Other Current Assets	$1,053,257	$827,875

Note 4 — Accounts Payable and Accrued Liabilities

Development costs associated with the Holbrook Project in the amount of $2,347,798 and $372,834 are included in accounts payable at September 30, 2012 and March 31, 2012, respectively.

Accrued liabilities at September 30, 2012 and March 31, 2012 included:

	September 30, 2012	March 31, 2012
	(unaudited)
Drilling/Permitting	$2,152,703	$471,462
Legal	82,000	279,569
Accrued Bonus	559,703	—
Accrued Consulting Fees	561,945	25,000
Accrued Interest	1,875,000	—
Other	147,181	67,520
Total Accrued Liabilities	$5,378,532	$843,551

Accrued drilling and permitting costs are included in mineral properties as they relate to development costs associated with the Holbrook Project.  Bonuses are paid near the end of the calendar year based on achievement of various goals and milestones.  Accrued bonus amounts are estimated based on expected payments of bonuses, of which some of the amounts are obligated per employee contract.

Note 5—Related Party Transactions

Buffalo Management LLC

Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management LLC (“Buffalo Management”) and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management. Chad Brownstein, one of our directors and executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick Avery, our chief executive officer, owns a 10% non-voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.

On August 1, 2012 we entered into a termination of the management services agreement with Buffalo Management.  The management services agreement, which was terminable only by Buffalo Management, provided for fees to Buffalo Management for management services rendered in connection with significant transactions such as acquisitions, dispositions and financings.  Also on August 1, 2012, Chad Brownstein, the principal at Buffalo Management who rendered services to us pursuant to the management services agreement and our non-executive board chairman at the time, became our executive vice chairman.

Pursuant to the termination agreement we: (i) paid Buffalo Management $975,000 in cash and issued them a warrant to purchase 352,150 shares of our common stock for $2.60 per share in satisfaction of the $1,500,000 fee payable to Buffalo Management in connection with the acquisition of the 50% of American West Potash that we did not previously own and described above; (ii) issued Buffalo Management a warrant to purchase 268,304 shares of our common stock for $2.60 per share in connection with services rendered by Buffalo Management in connection with our recent public offering of 15,400,000 shares of common stock at $2.60 per share; and (iii) issued Buffalo a warrant to purchase 2,000,000 shares of our common stock for $2.60 per share in consideration of Buffalo Management’s terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo Management equal to 2% of Prospect Global’s annual gross revenues provided for under Section 2(a) of the management services agreement survives the termination in perpetuity.

The warrant to purchase an aggregate of 2,620,454 shares of our common stock for $2.60 per share that we issued on August 1, 2012 to Buffalo Management is exercisable through July 31, 2017, subject to a two year extension in the event of a change of control at Prospect Global.  The fair value of the warrant issued to Buffalo Management on August 1, 2012 was estimated at $5,216,800 using the Black-Scholes pricing model.  Significant inputs included the Company’s stock price, an estimated term of five years, estimated volatility of 177.26%, risk free rate of 0.61% and no dividends.  We also amended our registration rights agreement with Buffalo Management to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement provides for demand and piggy-back registration rights, provided that each demand registration is limited to 1,100,000 shares.

During the six months ended September 30, 2012 and 2011, Prospect Global paid Buffalo Management $1,075,000 and $0, respectively. As of September 30, 2012, no outstanding payments were due Buffalo Management.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 696,153 shares of Prospect Global’s common stock. During the six months ended September 30, 2012 and 2011, Prospect Global paid Brownstein Hyatt approximately $1,675,756 and $182,692, respectively, in legal and lobbying/permitting fees. Approximately $82,000 and $290,000 payable to Brownstein Hyatt is included in accrued liabilities as of September 30, 2012 and March 31, 2012, respectively. Approximately $405,000 and $211,000 payable to Brownstein Hyatt is included in accounts payable as of September 30, 2012 and March 31, 2012, respectively. Chad Brownstein does not share in any of these fees.

On July 2, 2012, we issued Brownstein Hyatt ten year options to purchase 120,000 shares of our common stock at $2.60 per share as compensation.

Very Hungry LLC

On July 5, 2012, Very Hungry purchased 4,807,692 shares of our common stock in a public offering. Conway Schatz, a manager of Very Hungry, joined our board of directors effective April 1, 2012 and does not currently beneficially own any of our outstanding common stock.  Mr. Schatz does not have dispositive power over the shares owned by Very Hungry.

Grandhaven Energy, holder of the Grandhaven Option, controls Very Hungry.

COR Capital LLC

On August 1, 2012 we entered into a second amendment to our investors relations consulting agreement with COR Advisors, LLC (“COR”) pursuant to which COR has agreed to provide additional services to us following our recent public offering and we agreed to pay a monthly retainer of $20,000 to COR through July 5, 2015.  We also agreed that the 75,000 shares payable quarterly to COR under the amended agreement would be paid quarterly in advance rather than in arrears (other than the shares earned during the contractual quarter ended October 5, 2012, which were paid in arrears).  Upon any change of control transaction, the remaining shares to be issued for the term of the amended agreement shall become immediately due to COR.

For the six months ended September 30, 2012, Prospect recognized $454,648 in expense associated with shares issued/due COR and $40,000 related to monthly consulting fees pursuant to the COR agreement.  As of September 30, 2012, $40,000 payable to COR is included in accounts payable.

Intercompany Receivables from AWP

The Company paid certain expenses in 2010, 2011, and 2012 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of September 30, 2012 and March 31, 2012.

Note 6—Equity Based Compensation

Stock Grants

The Company has made stock grants to key members of its management. Mr. Avery, the Company’s President and Chief Executive Officer, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of September 30, 2012, all 1,500,000 shares of Mr. Avery’s grant had vested. Mr. Bloomfield, the Company’s Chief Financial Officer until September 6, 2011 and its current Vice President of Corporate Development, received a stock grant award of 500,000 shares on September 1, 2010, which also vested on a two-year schedule. As of September 30, 2012, all 500,000 of Mr. Bloomfield’s shares had vested. The stock grants of Mr. Avery and Mr. Bloomfield were deemed to have a nominal value in that the Company had only nominal assets and not begun commercial operations on the issue dates and so were valued at par value of $0.001 per share. For the six months ended September 30, 2012 and 2011, the Company had recorded $281 and $944, respectively, for stock-based compensation associated with the stock grants.

Stock Options

Effective August 22, 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). Amendments to increase the allowable shares to be issued under both Plans were approved by shareholders of the Company on August 27, 2012. The amended Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 13,500,000 shares, of which 10,014,000 remained available for issuance at September 30, 2012. The amended Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 8,200,000 shares, of which 4,925,000 remained available for issuance at September 30, 2012. Awards issued under the Plans may include stock options, stock appreciation rights, restricted stock, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

Compensation expense for employees is recognized based on the estimated fair value of the awards on their grant date.  The fair value of options issued to non-employees is measured on the earlier of the date the performance is complete or the date the non-employee is committed to perform. In the event the non-employee measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  For both employee and non-employee options, fair value is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through September 30, 2012 included the following:

Expected Term	5.0 to 9.75 years
Volatility*	128.57% to 181.46%	*
Risk-Free Rate	0.72% to 2.00%
Dividend Yield	—

*                                         The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of September 30, 2012 and changes during the six months then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2012	3,415	$4.25	$19,636	9.74
Granted	3,346	2.60	—	9.75
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2012	6,761	$3.44	$—	9.48
Vested at September 30, 2012	3,903	$3.83	$—	9.37

The weighted average grant date fair value of the stock options granted for the six months ended September 30, 2012 and for the period August 5, 2010 (Inception) through September 30, 2012 was $2.45 and $2.89, respectively.  No stock options were exercised during the six months ended September 30, 2012 or for the period August 5, 2010 (Inception) to September 30, 2012.

A summary of the status of the non-vested stock options as of September 30, 2012, and changes during the six months ended September 30, 2012 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	1,015	$4.77
Granted	3,346	2.45
Vested	(1,503)	2.78
Forfeited	—	—
Non-vested at September 30, 2012	2,858	$2.51

As of September 30, 2012, there was $4,650,965 of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the six months ended September 30, 2012 and 2011 was $2,609,065 and $0, respectively.  For the period August 5, 2010 (Inception) to September 30, 2012 the cumulative expense was $12,325,471.  For the six months and cumulative period ended September 30, 2012, $2,454,295 of stock compensation was capitalized and included in mineral properties as of September 30, 2012.  This amount represented the estimated portion attributable to development activities.

Warrants Issued for Services

The Company has issued 4,654,581 warrants to purchase shares of common stock to non-employees, with exercise prices ranging from $2.25 to $5.02.  For these awards, fair value is estimated using the Black-Scholes pricing model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through September 30, 2012 included the following:

Expected Term	2.0 to 5.0 years
Volatility*	132.45% to 177.26%	*
Risk-Free Rate	0.22% to 0.83%
Dividend Yield	—

*                                         The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

The expense recognized within G&A related to these awards amounts to $5,618,989 for the six months and cumulative period ended September 30, 2012.

Note 7—Shareholders’ Equity

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2012, there were 55,714,468 shares of our common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2012, no shares of preferred stock had been issued.

Warrants

As part of its fundraising efforts, the Company issued warrants to various investors to purchase shares of its common stock. As of September 30, 2012, 16,124,953 warrants were issued and remained outstanding. The exercise price and initial exercise period of these warrants range from $3.00 to $4.25, and from 1 to 7 years, respectively.

Non-Controlling Interest

The Company included The Karlsson Group’s initial $11,000,000 contribution of mineral interests to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, The Karlsson Group earned its 50% interest in AWP. The Company earned its initial 50% interest in AWP through its cash contributions.

On August 1, 2012, the Company completed the acquisition of The Karlsson Group’s 50% non-controlling interest in AWP.  Upon the Company’s acquisition of The Karlsson Group’s interest, the Company now owns 100% of AWP and no longer recognizes a non-controlling interest in AWP.  The financial statements as of September 30, 2012 reflect this acquisition and therefore no longer contain a non-controlling interest component.

Note 8—Mineral Properties

Additions to Mineral Properties for the six months ended September 30, 2012 included development costs such as engineering, environmental studies, drilling, allocated compensation including employee salaries, employee bonuses and employee and non-employee stock compensation, and other costs related to development of the Holbrook Project.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond our control may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of the economic evaluation of potash production and the application of an impairment test based on estimates of potash quantities, exploration land values, future advanced minimum royalty payments and potash selling prices, among other variables.

Note 9—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	Cumulative from August 5, 2010 (Inception) through September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss attributable to Prospect Global Resources Inc.	$(13,944,975)	$(44,651,305)	$(17,265,698)	$(46,236,408)	$(96,976,544)
Weighted average number of common shares outstanding — basic	54,715,318	22,264,625	47,143,847	21,942,033	28,730,396
Dilution effect of restricted stock and warrants	—	—	—	—	—
Weighted average number of common shares outstanding — fully diluted	—	—	—	—	—
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(0.25)	$(2.01)	$(0.37)	$(2.11)	$(3.38)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with outstanding options and nonvested stock grants (both described in Note 6), were not included in the computation of Loss per Share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 28,495,978 shares as of September 30, 2012.

Note 10—Commitments and Contingencies

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of September 30, 2012, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect itself and investors.

If and when AWP completes applications for mining permits, an aggregate payment of $1,500,000 is due to various owners of private sections in accordance with the Potash Sharing Agreement.

The execution of The Karlsson Group agreement subjected the Company to various commitments and contingencies, all of which are outlined further in Note 11 — The Karlsson Group Acquisition.

Note 11—The Karlsson Group Acquisition

On May 30, 2012, we entered into an agreement with The Karlsson Group to acquire the 50% of AWP that we did not currently hold for an aggregate purchase price of $150 million, a seven-year warrant to purchase 5,605,834 shares of our common stock with an exercise price of $4.25 per share (of which up to 1,121,167 shares may be issued on a “cashless” exercise of the warrant) and the right to receive payments equal to 1% of gross sales (described below) and a potential, contingent payment tied to a future sale of AWP (as more fully described below). The transaction closed on August 1, 2012, at which time we assumed full ownership and complete control of AWP.

As of May 30, 2012, we had paid The Karlsson Group a non-refundable deposit consisting of (a) $6 million in cash, of which $5.5 million was credited against the purchase price, and (b) the warrant referred to above. At closing, (a) we paid The Karlsson Group an additional $19.5 million in cash, which was funded from the proceeds of an offering that closed on July 5, 2012, (b) Prospect issued The Karlsson Group a senior secured $125 million promissory note and (c) AWP granted The Karlsson Group the right to receive payments equal to 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75 million. In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date, we have agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75 million. In addition, at the closing, AWP received an option to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000, which is exercisable for 150 days after payment in full of the promissory note.

The $125 million senior first priority secured promissory note issued to The Karlsson Group at closing bears interest at 9% per annum, payable on each principal payment date. A principal payment of $50 million is due on December 24, 2012, with the remaining $75 million due on July 31, 2013. Failure to make the first principal payment will not constitute a default if we make that payment on or before March 30, 2013 together with (if tax rates increase in 2013) a tax gross-up amount covering the period from December 24, 2012 until the payment is made. The note is mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. If we pay $100 million of principal on or before December 15, 2012 plus all accrued and unpaid interest, the balance of the note will be deemed satisfied (“Prepayment Option”). The note is guaranteed by AWP and is secured by (a) a pledge by Old Prospect Global (a wholly owned subsidiary of Prospect Global Resources, Inc) of 100% of the membership interests of AWP and (b) a lien over all the assets of Old Prospect Global and AWP. Since the promissory note is fully payable within the next year, the entire note is classified as current at September 30, 2012.

Prior to the closing of The Karlsson Group Acquisition on August 1, 2012, Prospect was the 50% owner of AWP, operated and controlled AWP, and accordingly historically provided consolidated financial statements for Prospect and AWP. As such, the remaining 50% interest in AWP owned by The Karlsson Group was considered a non-controlling interest. In accordance with GAAP, changes in the parent’s ownership interest, such as increasing ownership of a non-controlling interest, are accounted for as equity transactions. Therefore, the consideration paid to The Karlsson Group for the remaining 50% interest was accounted for as an equity transaction, with no gains or losses recognized in net income, nor were the carrying amounts of the assets and liabilities of the subsidiary adjusted. Rather, Prospect adjusted the carrying amount of the non-controlling interest to reflect the change in its ownership interest in the subsidiary, recording the difference between the non-controlling interest and the fair value of consideration paid to additional paid in capital.

Fair Value Determination and Allocation of Consideration

We allocated the purchase price of the 50% non-controlling interest acquired from The Karlsson Group based upon the fair value of the consideration paid at the acquisition date, August 1, 2012, in accordance with the consolidation standard, specifically Changes in a Parent’s Ownership Interest in a Subsidiary, as issued by the FASB.

The purchase price allocation presented below is preliminary and includes the use of estimates.  This preliminary allocation is based on information that was available to management at the time these unaudited consolidated financial statements were prepared.  We believe the estimates used are reasonable and the significant effects of the transaction are properly reflected.  However, the estimates are subject to change as additional information becomes available and is assessed by the Company.  These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

Consideration
Cash (1)	$25,000,100
Warrant (2)	34,619,536
Promissory note (3)	123,100,000
SK Land Holdings Option (4)	(500,000)
Total Estimated Consideration	$182,219,636

(1)                                 Cash consideration paid included $5.5 million paid on May 30, 2012, which was credited against the purchase price upon closing.  Additionally, $19.5 million was paid at closing on August 1, 2012.

(2)                                 The estimated fair value of the warrant was determined as of May 30, 2012, upon issuance, using the Black-Scholes model.  Significant assumptions used in determining the fair value included the Company’s stock price, an expected term of seven years, an estimated volatility of 140.61%, a risk-free rate of 1.21% and no dividend yield.

(3)                                 The estimated fair value of the promissory note was determined using a discounted cash flow model, with future cash flows estimated based upon probability weighted scenarios of payment of principal on the note, taking into consideration the Prepayment Option available should Prospect pay $100 million in principal prior to December 15, 2012.  The Prepayment Option is a derivative asset that meets the definition of a financial instrument and is considered a Level 3 measurement.  The Company will be required to remeasure the fair value of this financial instrument each reporting period.  The estimated fair value of the Prepayment Option as of August 1, 2012, the valuation date, as well as September 30, 2012, was estimated at $1.9 million.

(4)                                 The estimated fair value of the option to purchase surface rights from SK Land Holdings (“SK Land Holdings Option”) was determined based upon recent comparable acreage sales and Apache County, Arizona public records.

Certain components of the total consideration, including (a) The Karlsson Group’s right to receive payments equal to 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75 million (“Additional Consideration”) as well as (b) any contingent payment associated with a potential future sale of AWP have not been recorded because of the uncertainty of any future payments.

Acquisition-related Costs

Prospect incurred approximately $2.0 million in acquisition costs related to The Karlsson Group Acquisition.  These costs were expensed as incurred and have been included in General and Administrative costs in the consolidated statement of operations in the period in which they were incurred.

Change in Ownership Interest

The purpose of the schedule below is to disclose the effects of changes in Prospect’s ownership interest in its subsidiary on Prospect’s equity.

Net Loss Attributable to Prospect Global Resources, Inc and Transfers from the Noncontrolling Interest

	Twelve Months Ended March 31, 2012	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2012

Net loss attributable to Prospect Global Resources, Inc shareholders	$(62,876,767)	$(17,265,698)	$(96,976,544)
Transfers from the non-controlling interest Increase in Prospect Global Resources, Inc’s paid-in capital for purchase of 50% non-controlling interest from The Karlsson Group	(2,703,485)	(12,538)	(3,090,578)
Net transfers from non-controlling interest	(2,703,485)	(12,538)	(3,090,578)
Change from net income attributable to Prospect Global Resources, Inc shareholders and transfers from non-controlling interest	$(65,580,252)	$(17,278,236)	$(100,067,122)

Note 12 - Subsequent Events

Off-take Agreement with Sichuan Chemical

On October 18, 2012, we entered into an agreement with Sichuan Chemical Industry Holding (Group) Co, Ltd, a Chinese limited liability company, whereby Sichuan will purchase a minimum of 500,000 metric tonnes (on a take-or-pay basis, backed by a letter of credit) of potash from us per year for a period of ten years starting with the commencement of production at our Holbrook, Arizona facility which is expected to begin operations in late 2015 or early 2016.

Upon signing the agreement with Sichuan, the Company owes a one-time success fee to a third party, payable 50% in cash and 50% in common stock, currently estimated at approximately $3.7 million and 1.6 million shares, respectively.

Completion of Offering

On November 9, 2012, we entered into an underwriting agreement with Dahlman Rose & Company, LLC, Macquarie Capital Inc, ROTH Capital Partners, LLC and Sterne Agee & Leach, Inc. relating to a registered underwritten public offering of 15,000,000 shares of our common stock at $1.75 per share for gross proceeds of $26,250,000.

The closing of the offering occurred on November 14, 2012.  The net offering proceeds to the Company from the sale of the shares, after deducting the underwriters’ commission and other estimated offering expenses payable by the Company was $24,295,000.

Exclusive Arrangement for a $100 Million Investment with Apollo

On October 25, 2012, we entered into a non-binding letter of intent relating to an exclusive arrangement with Apollo Management VII, L.P. and certain of their affiliates (which we refer to collectively as Apollo) to negotiate, finalize and execute definitive documentation under which Apollo would, among other things, invest $100 million in the Company by purchasing newly issued 7-year Convertible Springing 2nd Lien Notes (which we refer to as the Apollo Notes) from us (which we refer to collectively as the Apollo Financing), expected to fund in the first half of 2013. Additionally, Apollo will have an option to purchase 16.7 million shares of our common stock at $3.00 per share, exercisable any time through the closing.  We will use the proceeds of the Apollo Financing to continue development of our Holbrook Project, including the partial repayment of the promissory note issued to The Karlsson Group.

The Apollo Notes would be convertible at $3.00 per share, subject to customary anti-dilution provisions. The Apollo Notes would have an annual interest rate of 10%, of which 4% would be payable in cash and 6% would be payable in kind in additional Apollo Notes.  The Apollo Notes would be convertible at any time by the holders and we would be able to convert the Apollo Notes upon completion of the Holbrook Project if our common stock is trading above two times the conversion price for a period of 20 consecutive trading days.

The second lien security that is contemplated to be granted to Apollo consists of the assets we pledged to The Karlsson Group in connection with the issuance of the promissory note. At such time as we have fully repaid the promissory note issued to The Karlsson Group, Apollo would become our senior secured creditor ranking pari passu with all of our existing and future indebtedness other than indebtedness incurred in connection with a project financing.

The closing of the Apollo Financing is subject to, among other things, the execution of definitive documents, completion of a bankable feasibility study by December 31, 2013 that satisfies certain conditions relating to estimated capital costs, operating costs, mineral grades and resources, production rates and other matters based on the estimates contained in the PEA, approval by our shareholders, and other conditions necessary to complete the transaction.  In addition, if a bankable feasibility study indicates that total capital costs are going to be greater than $1.568 billion (which exceeds the $1.3 billion estimate from our PEA), we may be obligated to issue to Apollo up to 3.5 million shares of our common stock at no cost to Apollo.

We have agreed to pay Apollo a termination fee of $7.5 million plus expenses incurred by Apollo and its advisors in connection with the transaction, subject to a cap, if definitive documentation for the Apollo Financing is not executed by November 19, 2012.  The definitive documentation will obligate us to pay a termination fee of $5.0 million plus expenses incurred by Apollo and its advisors in connection with the transaction, subject to a cap, if we do not receive shareholder approval of the sale of the Apollo Notes or the transaction does not close because of a breach by us.

Subject to the execution of definitive agreements, Buffalo Management, has agreed to terminate its 2% royalty interest in us, and Buffalo Management and Apollo will each receive a 1% royalty on the annual gross revenues of the Company.

We believe that the definitive documentation will include a securities purchase agreement and a shareholder rights agreement, which will grant Apollo certain rights as an investor, including voting rights on an as converted basis, demand registration rights, pre-emptive rights, approval over key personnel decisions and the right to appoint four board members of a newly contemplated nine member board. Apollo would also have the right to appoint one board member between signing of the definitive agreements and the closing of the Apollo Financing.

The letter of intent entered into with Apollo on October 25, 2012 is non-binding and preliminary in nature.  There can be no assurance that the Apollo Financing will be consummated on terms acceptable to us, on terms substantially consistent with those contemplated in the letter of intent, or at all.

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

Overview

We are a company engaged in the exploration and development of a large, high-quality potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest in and control the Holbrook Project through our 100% ownership of our subsidiary, AWP. Through AWP, we hold potash exploration permits on 38 Arizona state sections and leases for the mineral rights on 109 private sections which, in total, cover approximately 90,000 acres. The state permits are for five year terms, of which 15 expire in 2014 and 23 expire in 2015. The leases for the private sections expire in 2020. As long as AWP performs exploration or development activity, it may extend the leases.

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

Upon completion of the merger, Triangle ceased its previous operations and changed its business plan to that of Old Prospect Global, which principally involved our initial 50% ownership in and operational control of AWP.  On August 1, 2012, we acquired the remaining 50% of AWP that we did not already own giving us 100% ownership and control of AWP.

We have not yet generated any operating revenue. We anticipate that we will continue to incur significant operating and development costs without realizing any revenues at the Holbrook Project for the foreseeable future. Considering the additional funds raised in our recently completed public offering on November 9, 2012, we believe that our cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through March 31, 2013. We will need to raise additional funds in the short term and are actively pursuing various forms of financing, including the Apollo transaction. Depending on the size of potential near term financings, we may require additional funds within the next six months to fund required payments on the promissory note issued in connection with the acquisition of the remaining 50% interest in AWP and to bring the Holbrook Project into sustained commercial operation which, depending upon the circumstances, may be in the form of equity, debt or a combination of equity and debt. There can be no assurance that additional funds will be available to us on acceptable terms or at all.

Operating Results for the Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011.

Revenue

For the three months ended September 30, 2012 and 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended September 30, 2012 and 2011 totaled $0 and $2,744,445, respectively. Exploration expenses incurred for the three months ended September 30, 2011 included $134,568, $2,533,423 and $76,454 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the three months ended September 30, 2012, $5,802,106 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expense for the three months ended September 30, 2012 and 2011 totaled $12,079,296 and $1,707,344, respectively. G&A expenses incurred during the three months ended September 30, 2012 included $8,987,337, $1,526,398 and $1,565,561 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively. For the three months ended September 30, 2011, G&A expenses included $919,393, $707,574, and $80,377 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively.  For the three months ended September 30, 2012 and 2011, $3,167,500 and $0 was capitalized, respectively, as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $25,323 and $16,531 for the three months ended September 30, 2012 and 2011, respectively.

Derivative Gains/Losses

There were no derivative gains or losses for the three months ended September 30, 2012 as any and all convertible notes and warrants giving rise to derivative liabilities were settled on November 22, 2011, as discussed further below.  Derivative losses for the three months ended September 30, 2011 totaled $40,872,806.  These derivative losses related to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also included the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

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

Interest Expense

Net interest expense for the three months ended September 30, 2012 totaled $1,871,200, which related to interest associated with The Karlsson Group promissory note and interest earned during the period. Net interest expense incurred in the three months ended September 30, 2011 totaled $741,354 and included $168,169 and $573,185 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Operating Results for the Six Months Ended September 30, 2012 compared to Six Months Ended September 30, 2011.

Revenue

For the six months ended September 30, 2012 and 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the six months ended September 30, 2012 and 2011 totaled $0 and $4,422,207, respectively. Exploration expenses incurred for the six months ended September 30, 2011 included $191,568, $4,118,423 and $112,216 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the six months ended September 30, 2012, $11,585,549 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expense for the six months ended September 30, 2012 and 2011 totaled $15,407,036 and $2,769,724, respectively. G&A expenses incurred during the six months ended September 30, 2012 included $10,294,824, $3,150,045 and $1,962,167 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively. For the six months ended September 30, 2011, G&A expenses included $1,646,393, $997,574, and $125,757 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively.  For the six months ended September 30, 2012, $4,099,365 was capitalized as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $35,152 and $29,728 for the six months ended September 30, 2012 and 2011, respectively.

Derivative Gains/Losses

There were no derivative gains or losses for the six months ended September 30, 2012 as any and all convertible notes and warrants giving rise to derivative liabilities were settled on November 22, 2011, as discussed further below.  Derivative losses for the six months ended September 30, 2011 totaled $38,251,733.  These derivative losses related to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also included the derivative loss incurred upon issuance of the convertible notes which occurred because the fair value of the derivative instruments exceeded the financing proceeds received. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

Our common stock was traded in the over-the-counter market until July 1, 2012 and historically has traded in small volumes and infrequently. As such, prior to the quarter ended September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. The derivative financial instruments associated with the gains/losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of September 30, 2011 and November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represented the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our gain/loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates.

Loss on Debt Extinguishment

We incurred a $2,000,000 loss on debt extinguishment during the Cumulative Period associated with an extinguishment of the Merkin Note in 2011. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the Company’s most recent Annual Report on 10-K filed on May 10, 2012.

Interest Expense

Net interest expense for the six months ended September 30, 2012 totaled $1,871,200, which related to interest associated with The Karlsson Group promissory note and interest earned during the period. Net interest expense incurred in the six months ended September 30, 2011 totaled $1,091,620 and included $277,266 and $814,354 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Operating Results for August 5, 2010 (Inception) through September 30, 2012 - (“Cumulative Period”)

Revenue

For the Cumulative Period, the Company had no revenue.

Exploration Expense

Exploration expense for the Cumulative Period totaled $5,600,288. Exploration expenses incurred for the Cumulative Period included $1,015,116, $4,430,677 and $154,495 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the Cumulative Period, $12,418,595 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expense for the Cumulative Period totaled $33,770,843. G&A expenses incurred during the Cumulative Period included $21,974,656, $7,842,725, and $3,953,462 related to (a) salaries and benefits, stock compensation, management fees and board compensation; (b) legal, accounting and insurance; and (c) office, travel and other, respectively. For the Cumulative Period, $4,428,307 was capitalized as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $93,706 for the Cumulative Period.

Derivative Gains/Losses

Derivative losses for the Cumulative Period totaled $54,765,601. These derivative losses relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also includes the derivative loss incurred upon issuance of the convertible notes which occurred because the fair value of the derivative instruments exceeded the financing proceeds received. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

Our common stock was traded in the over-the-counter market until July 1, 2012 and historically has traded in small volumes and infrequently. As such, prior to the quarter ended September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. Derivative financial instruments associated with the gains/losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of September 30, 2011 and November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represented the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments are initially and subsequently carried at fair values, our gain/loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates.

Loss on Debt Extinguishment

We incurred a $2,000,000 loss on debt extinguishment during the Cumulative Period associated with an extinguishment of the Merkin Note in 2011. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the Company’s most recent Annual Report on 10-K filed on May 10, 2012.

Interest Expense

Net interest expense for the Cumulative Period totaled $3,930,390 for interest associated with The Karlsson Group promissory note, the convertible secured notes held during 2011, amortization of the note discount and financing costs associated with the convertible notes and interest earned during the period. Net interest expense incurred for the Cumulative Period included $474,146 and $1,585,044 for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of September 30, 2012, Prospect had approximately $9.0 million in cash, compared to approximately $11.3 million as of March 31, 2012.  From August 5, 2010 (Inception) through September 30, 2012, we raised approximately $68.1 million through the issuance of convertible notes and common stock to founding stockholders and outside investors as well as through a public offering completed on July 5, 2012. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise the additional funds that are needed to fund the significant capital and operating expenses required to complete the development and construction of the Holbrook Project. While we intend to raise additional funds by way of public and private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts or that such raises can be completed on terms reasonably acceptable to us and our shareholders.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2012
	(unaudited)	(unaudited)
Net cash used in operating activities	$(5,718,593)	$(17,430,336)
Net cash used in investing activities	(9,481,226)	(11,566,793)
Net cash provded by financing activities	12,887,104	37,984,622
Increase (decrease) in cash and cash equivalents	$(2,312,715)	$8,987,493

Cash used in operating activities during the six months ended September 30, 2012 was primarily related to the continuation of our development activities in the Holbrook Basin and other corporate general and administrative expenses. The net cash used in investing activities predominantly pertains to capitalized development costs and activities related to acquisition of adjacent and complementary acreage within the Holbrook Basin. The net cash provided by financing activities for the six months ended September 30, 2012 relates to the proceeds from the sales of shares of our common stock, offset by the Company’s acquisition of the 50% non-controlling interest from The Karlsson Group.

Excluding the notes converted in connection with the reverse merger (as discussed in Note 1—Organization and Business Operations in the accompanying financial statements), our debt in the twelve months ended March 31, 2012 consisted of five convertible, secured promissory notes, all of which were converted into shares of our common stock on November 22, 2011 when we completed a qualified financing (defined as Prospect’s sale of securities in a transaction or series of transactions for at least $10,000,000). Prior to their conversion, each of these five convertible notes was secured by all of our assets on a pari passu basis with each of the other notes.  Outstanding debt as of September 30, 2012 includes the $125 million promissory note due to The Karlsson Group.  As of March 31, 2012, we had no outstanding debt.

On November 14, 2012 we closed on an underwritten public offering of 15,000,000 shares of our common stock at $1.75 a share, resulting in gross proceeds of $26.3 million and net proceeds of approximately $24.3 million after deducting the underwriting discount and our expenses.  In accordance with the terms of The Karlsson Group promissory note, we will use 40% of the net proceeds, or $9.7 million toward reducing the principal on the promissory note.  Additionally, we expect to use $4.9 million to fund the preparation of a final feasibility study, $4.8 million for engineering, $1.0 million for permitting and environmental, $0.6 million for leasehold purchases, and the balance for general corporate purposes and working capital.

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

These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). The forward-looking statements may appear in a number of places and include statements with respect to, among other things: business objectives and strategies, including our focus on the Holbrook Basin in Arizona, as well as statements regarding intended value creation; our opinion about future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties, companies or interests in companies with a potash reserve base; our plan to prove up reserves by acquiring seismic data and drilling and coring test holes; our plan to begin the environmental and permitting process, preliminary mine design and bankable feasibility study; our plan of exploration; the viability of a potash mine in the Holbrook Basin; the economic benefits of a potash mine; future sales of state leases and permits; our intention to raise additional funds by way of public or private offerings of debt, equity, convertible notes or other financial instruments; our anticipation of raising and contributing additional funds to American West Potash LLC, or AWP, and raising additional money to fund our general corporate expenses; our ability to further implement our business plan and generate revenue; our anticipation of investing considerable amounts of capital to establish production from our mining project; our anticipation of our ability to generate reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; anticipated compliance with and impact of laws and regulations; anticipated results and impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

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

•                  The dilutive effect of future issuances of shares of common stock and other forms of debt and equity convertible at some future date into shares of our common stock;

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

ITEM 4.                                                CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).
4.1	Warrant to purchase common stock issued to Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.1	Karlsson Group Additional Consideration Agreement (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.2	Karlsson Group Deed of Trust (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.3	Karlsson Group Guaranty from AWP (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.4	Karlsson Group Pledge Agreement (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.5	Karlsson Group Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.6	Karlsson Group Security Agreement (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.7	Karlsson Group $125,000,000 Promissory Note (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.8	Karlsson Group Supplemental Payment Agreement (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.9	Karlsson Group Environmental Indemnity Agreement (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.10	Option to Purchase 5080 Acres in Apache County, Arizona (incorporated herein by reference to Exhibit 10.10 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.11	Termination of Management Services Agreement with Buffalo Management (incorporated herein by reference to Exhibit 10.11 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.12	Amended and Restated Registration Rights Agreement with Buffalo Management (incorporated herein by reference to Exhibit 10.12 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.13‡	Employment Agreement with Chad Brownstein (incorporated herein by reference to Exhibit 10.13 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.14	Amendment #2 to Investor Relations Consulting Agreement with COR Advisors (incorporated herein by reference to Exhibit 10.14 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.15	Amended and Restated Employee Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).
10.16	Amended and Restated Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).
23.1	Consent of North Rim Exploration Ltd.
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡                 Management contract or compensatory plan arrangement.

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: November 14, 2012	By:	/s/ Patrick L. Avery
Patrick L. Avery,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wayne Rich
Wayne Rich,
Chief Financial Officer and Vice President Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).
4.1	Warrant to purchase common stock issued to Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.1	Karlsson Group Additional Consideration Agreement (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.2	Karlsson Group Deed of Trust (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.3	Karlsson Group Guaranty from AWP (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.4	Karlsson Group Pledge Agreement (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.5	Karlsson Group Registration Rights Agreement (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.6	Karlsson Group Security Agreement (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.7	Karlsson Group $125,000,000 Promissory Note (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.8	Karlsson Group Supplemental Payment Agreement (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.9	Karlsson Group Environmental Indemnity Agreement (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.10	Option to Purchase 5080 Acres in Apache County, Arizona (incorporated herein by reference to Exhibit 10.10 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.11	Termination of Management Services Agreement with Buffalo Management (incorporated herein by reference to Exhibit 10.11 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.12	Amended and Restated Registration Rights Agreement with Buffalo Management (incorporated herein by reference to Exhibit 10.12 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.13‡	Employment Agreement with Chad Brownstein (incorporated herein by reference to Exhibit 10.13 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.14	Amendment #2 to Investor Relations Consulting Agreement with COR Advisors (incorporated herein by reference to Exhibit 10.14 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).
10.15	Amended and Restated Employee Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).
10.16	Amended and Restated Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).
23.1	Consent of North Rim Exploration Ltd.
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

‡                 Management contract or compensatory plan arrangement.

*                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.