Form 10-Q
period 2012-12-31
PROSPECT GLOBAL RESOURCES INC.
filed 2013-02-14
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 13, 2012, the number of outstanding shares of the issuer’s common stock was 72,595,718.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended December 31, 2012

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,634,687	$11,300,208
Accounts receivables	7,500	673
Related party receivable	25,000	25,000
Other current assets	1,121,257	827,875
Total current assets	10,788,444	12,153,756

Noncurrent assets
Mineral properties	35,991,394	13,468,520
Equipment (net of accumulated depreciation of $78,478 and $5,993, respectively)	664,216	82,516
Deferred Fees (Note 4)	7,751,250	—
Deposits	109,207	79,912
Total noncurrent assets	44,516,067	13,630,948

Total assets	$55,304,511	$25,784,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,089,906	$672,195
Accrued liabilities	10,036,055	843,551
Karlsson Note (Note 6)	115,282,000	—
Karlsson Note Tax Gross Up (Note 6)	6,226,067	—
Total current liabilities	133,634,028	1,515,746

Grandhaven Option	4,060,635	4,060,635

Total liabilities	137,694,663	5,576,381

Commitments and Contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 100,000,000 shares authorized (increased on August 27, 2012 from 10,000,000); none outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized (increased on August 27, 2012 from 100,000,000); 72,520,718 and 39,489,173 issued and outstanding at December 31, 2012 and March 31, 2012, respectively	72,521	39,489
Additional paid-in capital	34,264,748	91,957,720
Losses accumulated in the development stage	(116,727,421)	(79,710,846)
Total shareholders’ equity - Prospect Global Resources Inc.	(82,390,152)	12,286,363

Non-controlling interest	—	7,921,960

Total shareholders’ equity	(82,390,152)	20,208,323

Total liabilities and shareholders’ equity	$55,304,511	$25,784,704

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Cumulative from August 5, 2010 (Inception) through Dec 31, 2012
Expenses:
Exploration expense	$—	$532,175	$—	$4,954,382	$5,600,288
General and administrative	15,109,646	9,157,774	30,516,682	11,927,498	48,880,489
Total expenses	15,109,646	9,689,949	30,516,682	16,881,880	54,480,777

Loss from operations	(15,109,646)	(9,689,949)	(30,516,682)	(16,881,880)	(54,480,777)

Other expense:
Derivative losses	(1,900,000)	(1,558,321)	(1,900,000)	(39,810,054)	(56,665,601)
Loss on debt extinguishment	—	—	—	(2,000,000)	(2,000,000)
Interest, net	(2,741,231)	(847,273)	(4,612,431)	(1,938,893)	(6,671,621)
Total other expense	(4,641,231)	(2,405,594)	(6,512,431)	(43,748,947)	(65,337,222)

Income tax expense	—	—	—	—	—

Net loss	(19,750,877)	(12,095,543)	(37,029,113)	(60,630,827)	(119,817,999)

Net loss attributable to non-controlling interest	—	409,517	12,538	2,708,393	3,090,578

Net loss attributable to Prospect Global Resources Inc.	$(19,750,877)	$(11,686,026)	$(37,016,575)	$(57,922,434)	$(116,727,421)

Earnings per share
Basic and diluted
Loss per share	$(0.31)	$(0.40)	$(0.70)	$(2.38)	$(3.64)
Weighted average number of shares outstanding	64,278,123	29,201,764	52,876,041	24,370,743	32,054,971

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(unaudited)

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Cumulative from August 5, 2010 (Inception) through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,029,113)	$(60,630,827)	$(119,817,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	671,831	1,792,104	3,051,915
Derivative expense	1,900,000	39,810,054	56,665,601
Loss on debt extinguishment	—	2,000,000	2,000,000
Amorization of debt discount	—	(55,141)	—
Stock Based Compensation	12,649,432	7,609,103	22,367,388
Interest expense	4,620,174	2,044,808	6,679,364
Karlsson Group Tax Gross Up	6,226,067	—	6,226,067
Depreciation	72,485	2,257	78,478
Changes in assets and liabilities:
Accounts receivable	(6,827)	(780)	(7,500)
Other current assets	206,619	125,957	(621,256)
Deposits	(29,295)	(65,000)	(109,207)
Deferred Fees	(1,937,813)	—	(1,937,813)
Accounts payable	(1,773,402)	(541,767)	(1,101,207)
Accrued liabilities	1,780,879	450,758	2,165,461
Net cash used in operating activities	$(12,648,963)	$(7,458,474)	$(24,360,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(15,539,585)	$(292,249)	$(17,536,643)
Acquisition of equipment	(642,685)	(14,904)	(731,194)
Net cash used in investing activities	$(16,182,270)	$(307,153)	$(18,267,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$—	$5,500,000	$9,048,863
Merkin note amendment	—	(2,000,000)	(2,000,000)
Karlsson Note Principal Payments	(9,718,000)	—	(9,718,000)
Proceeds from common stock issued	61,883,812	11,194,110	79,932,467
Non-controlling interest acquisition	(25,000,100)	—	(25,000,100)
Net cash provided by financing activities	$27,165,712	$14,694,110	$52,263,230

Net increase (decrease) in cash	(1,665,521)	6,928,483	9,634,687
Cash and cash equivalents- beginning of period	11,300,208	642,902	—
Cash and cash equivalents - end of period	$9,634,687	$7,571,385	$9,634,687

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$—	$(8,417,285)	$(9,492,918)
Common stock attributable to reverse merger	$—	$—	$1,735
Fair value of land contributed by non-controlling interest	$—	$—	$(11,000,000)
Note receivable in exchange for shares of common stock	$—	$(750,000)	$(750,000)
Warrants issued and recorded as deferred financing costs	$—	$(42,600)	$(42,600)
Grandhaven Option, net of $25,000 receivable	$—	$4,035,635	$4,035,635
Development activities accrued/in accounts payable	$2,095,438	$750,000	$2,095,438
Capitalized equity-based compensation	$2,950,037	$—	$2,950,037
SK Land Holdings Option	$500,000	$—	$500,000
Capital expenditures in accounts payable	$11,500	$—	$11,500
Sichuan success fee (in accrued liabilities)	$1,937,813	$—	$1,937,813
Sichuan success fee (equity component)	$3,875,625	$—	$3,875,625

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(a Development Stage Company)

	Common Stock		Additional Paid-in	Losses Accumulated in	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	the Development Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	16,413,638	16,414	38,135	—	—	54,549
Stock-based compensation	850,000	850	—	—	—	850
Contributions	—	—	—	—	11,000,000	11,000,000
Stock issued for services	2,141,667	2,142	314,026	—	—	316,168
Stock acquired through merger	1,735,000	1,735	(1,735)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	358	1,075,275	—	—	1,075,633
Net loss	—	—	—	(16,834,079)	(374,555)	(17,208,634)
Balance at March 31, 2011	21,498,864	21,499	1,425,701	(16,834,079)	10,625,445	(4,761,434)

Stock issued in private placements	4,277,625	4,277	13,968,074	—		13,972,351
Stock issued for services	500,000	500	2,060,401	—	—	2,060,901
Stock-based compensation	700,000	700	9,716,406	—	—	9,717,106
Convertible notes and accrued interest converted into common stock	12,512,684	12,513	64,787,138	—	—	64,799,651
Net loss	—	—	—	(62,876,767)	(2,703,485)	(65,580,252)
Balance at March 31, 2012	39,489,173	39,489	91,957,720	(79,710,846)	7,921,960	20,208,323

Stock issued for services	1,946,250	1,947	4,545,679	—	—	4,547,626
Non-controlling interest acquisition	—	—	(174,310,214)	—	(7,909,422)	(182,219,636)
The Karlsson Group warrant issuance	—	—	34,619,536	—	—	34,619,536
Stock issued in private placements	235,295	235	999,769	—	—	1,000,004
Stock issued in public offerings	30,400,000	30,400	66,259,600	—	—	66,290,000
Cost of public offerings	—	—	(5,406,192)	—	—	(5,406,192)
Stock-based compensation	450,000	450	15,598,850	—	—	15,599,300
Net loss	—	—	—	(37,016,575)	(12,538)	(37,029,113)
Balance at December 31, 2012 (unaudited)	72,520,718	$72,521	$34,264,748	$(116,727,421)	$—	$(82,390,152)

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(a Development Stage Company)

(unaudited)

Note 1 — Organization and Business Operations

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is engaged in the exploration and development of a large, high-quality potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest and control the Holbrook Project through our 100% owned subsidiary, American West Potash, or AWP.

Between January and November 2011, we invested $11.0 million dollars in AWP and another party, The Karlsson Group Inc., contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, for a 50% ownership interest in AWP. In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.  On August 1, 2012 we purchased The Karlsson Group’s 50% interest in AWP and became the sole owner and operator of AWP.

Our strategy is to increase shareholder value through the exploration and development of the Holbrook Project. The realization of our investment in the Holbrook Project is dependent upon various factors, including but not limited to, our ability to obtain the necessary financing to continue the development of the Holbrook Project and fund our obligations to The Karlsson Group.  Our forecasted cash requirements for the next twelve months include significant expenditures for the further development of the Holbrook Project and approximately $131.0 million that is owed to The Karlsson Group. These factors indicate the existence of a material uncertainty that could raise substantial doubt about the Company’s ability to continue as a going concern as the Company’s ability to continue is dependent on the Company raising additional debt or equity financing.

To address our funding requirements, we are currently exploring several options, including a realignment of The Karlsson Group’s obligations and the raising of additional funds through an equity or debt offering or an investment from a strategic investor.  Historically, similar efforts have been successful in allowing us to raise needed funds and while we believe these current efforts will also be successful we currently have no commitments for any financing or realignment of The Karlsson Group’s obligations and there can be no assurance that such financing or realignment will be obtained or, if obtained, on commercially favorable terms.

We incurred a net loss of $37.0 million for the nine months ended December 31, 2012 and had a working capital deficit of $122.8 million as of December 31, 2012.  These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

As of December 31, 2012, the Company was the 100% owner of Prospect Global Resources Inc., a Delaware corporation (“Prospect Delaware”).  Prospect Delaware is a holding company and 100% owner of AWP; and, therefore, the Company accordingly provides the consolidated financial statements for the Company, Prospect Delaware and AWP.  The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect, Prospect Delaware and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to The Karlsson Group (prior to the August 1, 2012 acquisition of the remaining 50% non-controlling interest) and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the fair value of mineral interests contributed by The Karlsson Group; the calculation of certain conversion features of the Company’s secured convertible notes; the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation expense; the liability associated with the Grandhaven Option; the fair market value of consideration associated with our acquisition of The Karlsson Group’s 50% ownership of AWP (“The Karlsson Group Acquisition”); and the Karlsson Note Tax Gross-Up.

Mineral Properties

Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 10—Mineral Properties for additional information.

Financial Instruments

Prospect’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, accrued liabilities, warrants, stock options, secured convertible notes, and derivative financial instruments. We carry cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable, accrued liabilities and the Karlsson Note at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements and the Karlsson Note that contained embedded derivative features. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in our financial statements until their conversion into common stock on November 22, 2011.

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

Loss per Share

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three months ended December 31, 2012 and 2011 and the nine months ended December 31, 2012 and 2011 and from August 5, 2010 (Inception) to December 31, 2012, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 11—Loss per Share for additional information.

Equity-Based Compensation

The Company recognizes compensation costs for share-based awards based on the estimated fair value of the employee awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation costs are recognized on a straight-line basis over each issuance’s respective vesting period.

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

Warrants

The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 9—Shareholders’ Equity for additional information.

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 3 — Other Current Assets

In the normal course of business, the Company pays in advance for goods and/or services to be received in the future.  As of December 31, 2012, our prepaid balance related to items such as service contracts, rental agreements, property deposits and various other operating pre-payments.  The Karlsson Group Acquisition prepayment amount was a deposit applied to the transaction upon the August 1, 2012 closing of The Karlsson Group Acquisition.  Payment was made to The Karlsson Group prior to March 31, 2012 in accordance with the details of the closing agreement completed on August 1, 2012.  Due to the nature of this transaction, the acquisition was accounted for in equity and therefore the prepayment was accounted for as part of the consideration paid upon closing on August 1, 2012.  The SK Land Holdings Option was acquired on August 1, 2012 as part of The Karlsson Group Acquisition.

As we expect to receive benefits from these payments within the next 12 months, they have been reflected as current assets on the balance sheet.

	December 31, 2012	March 31, 2012
	(unaudited) (millions)	(millions)
Prepaid Insurance & Rent	$0.1	$0.2
The Karlsson Group Acquisition Prepayment	—	0.5
Property Deposits	0.4	—
SK Land Holdings Option	0.5	—
Other	0.1	0.1
Total Other Current Assets	$1.1	$0.8

Note 4 — Deferred Fees

Off-take Agreement with Sichuan Chemical

On October 18, 2012, we entered into an agreement with Sichuan Chemical Industry Holding (Group) Co, Ltd, a Chinese limited liability company (“Sichuan”), whereby Sichuan will purchase a minimum of 500,000 metric tonnes (on a take-or-pay basis, backed by a letter of credit) of potash from us per year for a period of ten years starting with the commencement of production at our Holbrook, Arizona facility.

Upon execution of the Sichuan agreement, the Company owed a one-time success fee to a third party of $7.8 million, payable 50% in cash and 50% in common stock.  As of December 31, 2012, the Company had issued 1,656,250 shares of common stock and paid $1.9 million in cash to the third party.  The remaining $1.9 million is included in accrued liabilities at December 31, 2012.

In accordance with guidance, the Company has elected to capitalize the direct costs and/or fees related to the specific contract paid to the third party.  The total fee associated with the execution of the Sichuan agreement amounts to $7.8 million, and will be amortized beginning if and when the Company reaches production and over the term of the Sichuan agreement, or ten years. The Company will periodically evaluate the asset to determine the realization of the asset.

Note 5 — Accounts Payable and Accrued Liabilities

Development costs associated with the Holbrook Project in the amount of $1.6 million and $0.4 million are included in accounts payable at December 31, 2012 and March 31, 2012, respectively.

Accrued liabilities at December 31, 2012 and March 31, 2012 included:

	December 31, 2012	March 31, 2012
	(unaudited)
Drilling/Permitting	$1.3	$0.5
Legal	—	0.3
Apollo Expense Reimbursement	2.1	—
Sichuan Success Fee	1.9
Accrued Interest on Karlsson Note	4.6	—
Other	0.1	—
Total Accrued Liabilities	$10.0	$0.8

Drilling and permitting costs are included in mineral properties as they relate to development costs associated with the Holbrook Project.  The Apollo Expense Reimbursement is for reimbursement to Apollo of certain expenses incurred under the Apollo Agreement. The Sichuan Success Fee is the remainder of a one-time success fee due to a third-party consulting group.  This $1.9 million is also capitalized and included in deferred fees. The interest on the Karlsson Note is due on March 30, 2013.

Note 6 — Debt

Karlsson Note

We issued The Karlsson Group a $125.0 million senior first priority secured promissory note at the closing of The Karlsson Group Acquisition on August 1, 2012 which bears interest at 9% per annum and which is payable on each principal payment date (the “Karlsson Note”).  The principle is payable in two installments with the first installment of $50.0 million having a due date of December 24, 2012 and the second installment of $75.0 million a due date of July 31, 2013.  In accordance with the terms of this note, we made principal payments totaling $9.7 million in November 2012 equal to 40% of the net proceeds received from our November equity offering.  The remaining balance of this first installment has not yet been paid, however, pursuant to the terms of the Karlsson Note this does not constitute a default as long as we pay this first installment in full by March 30, 3013, in addition to a tax gross-up to compensate The Karlsson Group for the tax effects of any changes in tax rates between 2012 and 2013 (see below).  Including the tax gross-up, accrued interest to date, interest that will accrue through the March 30, 2013 payment date, and the remaining unpaid principal balance associated with this first installment, we will owe The Karlsson Group a total estimated payment of approximately $53.7 million on March 30, 2013 and an additional $77.3 million (inclusive of principal and interest) on July 31, 2013.

In addition to the mandatory prepayments equal to 40% of the net proceeds received by the Company from any equity or debt raise completed before the Karlsson Note has been repaid in full, the Karlsson Note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. The Karlsson Note is guaranteed by AWP and is secured by (a) a pledge by Prospect Delaware and (b) a lien over all the assets of Prospect Delaware and AWP. Since the Karlsson Note is fully payable within the next year, the entire note is classified as a current liability at December 31, 2012.

Karlsson Note Tax Gross-Up

In that Prospect did not make the first Karlsson Note principal payment of $50.0 million on or before December 24, 2012, a tax gross-up amount is now due to The Karlsson Group along with the remaining amount of the first principal payment on or before March 30, 2013.  Prospect has estimated the tax gross-up to be $6.2 million in accordance with the Karlsson Note terms (see Exhibit 10.7 in the Company’s Current Report on 8-K filed on August 6, 2012).

The 2013 tax rates may be subject to change should retrospective tax changes occur prior to payment of the gross-up.  In accordance with accounting guidance related to contingent liabilities, the additional expense associated with the obligation to pay the tax gross-up is included as a component of loss from operations.

Karlsson Note Prepayment Option

Pursuant to the terms of the Karlsson Note, if Prospect would have paid $100.0 million of principal on or before December 15, 2012, plus all accrued and unpaid interest, the balance of the note would have been deemed satisfied (“Prepayment Option”).

The Prepayment Option was deemed a derivative asset meeting the definition of a financial instrument and subject to Level 3 measurement.  Accordingly, the Company was required to remeasure the fair value of this financial instrument each reporting period.  The estimated fair value of the Prepayment Option as of August 1, 2012, the valuation date, as well as September 30, 2012, was estimated at $1.9 million. In that we did not exercise our option to pay the $100.0 million on or before December 15, 2012, the fair value of the Prepayment Option as of December 31, 2012 was $0. The change in fair value of the Prepayment Option of $1.9 million is included in other expense.

Convertible Note Financing

On November 29, 2012, we entered into a Securities Purchase Agreement, which was amended and restated on December 21, 2012, with certain affiliates of certain investment funds managed by Apollo Global Management, LLC (“Apollo”), under which, among other things, if all conditions are met or waived, the purchasers would purchase from us $100.0 million of convertible springing 2nd lien notes (the “Apollo Notes”), as well as certain other securities and interests (the “Convertible Note Financing”).

This transaction is currently pending approval by our shareholders.  If approved, and if all conditions precedent to closing the transaction are met or waived, including completion of a definitive feasibility study that meets the requirements of the Convertible Note Financing, we would not expect receipt of any proceeds from the Apollo Note, currently estimated at $95.0 million after deducting the Convertible Note Financing transaction fees and other reimbursable costs, until sometime in late 2013 or early 2014.

On January 16, 2013 we announced that the special shareholder meeting to vote on the Convertible Note Financing scheduled for that day had been postponed so that updated proxy information could be completed.  We and Apollo are currently discussing potential changes to the terms of the Convertible Note Financing or a restructuring of our relationship with Apollo as it is unlikely we will be able to satisfy all of the closing conditions to the Convertible Note Financing.  No new date for the meeting has been set at this time, and there can be no assurance that any changes to the proposed Convertible Note Financing will be made.

The Convertible Note Financing is described in our proxy statement filed with the Securities and Exchange Commission on December 26, 2012, which is incorporated herein by reference.

Note 7—Related Party Transactions

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

Pursuant to the termination agreement we: (i) paid Buffalo Management $1.0 million in cash and issued them a warrant to purchase 352,150 shares of our common stock for $2.60 per share in satisfaction of the $1.5 million fee payable to Buffalo Management in connection with the acquisition of the 50% of American West Potash that we did not previously own and described above; (ii) issued Buffalo Management a warrant to purchase 268,304 shares of our common stock for $2.60 per share in connection with services rendered by Buffalo Management in connection with our July, 2012 public offering of 15,400,000 shares of common stock at $2.60 per share; and (iii) issued Buffalo a warrant to purchase 2,000,000 shares of our common stock for $2.60 per share in consideration of Buffalo Management’s terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo Management equal to 2% of Prospect Global’s annual gross revenues provided for under Section 2(a) of the management services agreement survives the termination in perpetuity. Under the terms of the Convertible Note Financing, at the closing, the existing agreement with Buffalo Management will terminate, and Buffalo Management and the investors in the Convertible Note Financing will each have the right to receive the greater of 1% of Prospect’s gross revenues or 1% of the gross sales of American West Potash.

The warrant to purchase an aggregate of 2,620,454 shares of our common stock for $2.60 per share that we issued on August 1, 2012 to Buffalo Management is exercisable through July 31, 2017, subject to a two year extension in the event of a change of control of Prospect Global.  The fair value of the warrant issued to Buffalo Management on August 1, 2012 was estimated at $5.2 million using the Black-Scholes pricing model.  Significant inputs included the Company’s stock price, an estimated term of five years, estimated volatility of 177.26%, risk free rate of 0.61% and no dividends.  We also amended our registration rights agreement with Buffalo Management to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement provides for demand and piggy-back registration rights, provided that each demand registration is limited to 1,100,000 shares.

During the nine months ended December 31, 2012 and 2011, Prospect Global paid Buffalo Management $1.1 million and $0, respectively. As of December 31, 2012, no outstanding payments were due Buffalo Management.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 696,153 shares of Prospect Global’s common stock. During the nine months ended December 31, 2012 and 2011, Prospect Global paid Brownstein Hyatt approximately $3.2 million and $0.4 million, respectively, in legal and lobbying/permitting fees. Approximately $0 and $0.3 million payable to Brownstein Hyatt is included in accrued liabilities as of December 31, 2012 and March 31, 2012, respectively. Approximately $0.3 million and $0.2 million payable to Brownstein Hyatt is included in accounts payable as of December 31, 2012 and March 31, 2012, respectively. Chad Brownstein does not share in any of these fees.

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

Grandhaven Energy, holder of the Grandhaven Option, controls Very Hungry.

COR Capital LLC

On August 1, 2012 we entered into a second amendment to our investors relations consulting agreement with COR Advisors, LLC (“COR”) pursuant to which COR has agreed to provide additional services to us and we agreed to pay a monthly retainer of $20,000 to COR through July 5, 2015.  We also agreed that the 75,000 shares payable quarterly to COR under the amended agreement would be paid quarterly in advance rather than in arrears (other than the shares earned during the contractual quarter ended October 5, 2012, which were paid in arrears).  Upon any change of control transaction, the remaining shares to be issued for the term of the amended agreement shall become immediately due to COR.

For the nine months ended December 31, 2012, Prospect recognized $0.7 million in expense associated with shares issued/due COR and $0.1 million related to monthly consulting fees pursuant to the COR agreement.  As of December 31, 2012, there are no outstanding payables due COR.

Intercompany Receivables from AWP

The Company paid certain expenses in 2010, 2011, and 2012 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of December 31, 2012 and March 31, 2012.

Note 8—Equity Based Compensation

Stock Options

Effective August 22, 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). Amendments to increase the allowable shares to be issued under both Plans were approved by shareholders of the Company on August 27, 2012. The amended Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 13,500,000 shares, of which 8,714,000 remained available for issuance at December 31, 2012. The amended Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 8,200,000 shares, of which 3,225,000 remained available for issuance at December 31, 2012. Awards issued under the Plans may include stock options, stock appreciation rights, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

Compensation expense for employees is recognized based on the estimated fair value of the awards on their grant date.  The fair value of options issued to non-employees is measured on the earlier of the date the performance is complete or the date the non-employee is committed to perform. In the event the non-employee measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  For both employee and non-employee options, fair value is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective vesting period for employees and service period for non-employees. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through December 31, 2012 included the following:

Expected Term	5.0 to 9.88 years
Volatility*	128.57% to 181.46%	*
Risk-Free Rate	0.63% to 2.00%
Dividend Yield	—

*       The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of December 31, 2012 and changes during the nine months then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2012	3,415	$4.25	$19,636	9.74
Granted	6,346	2.61	—	9.69
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2012	9,761	$3.19	$—	9.44
Vested at December 31, 2012	6,564	$3.44	$—	9.37

The weighted average grant date fair value of the stock options granted for the nine months ended December 31, 2012, the nine months ended December 31, 2011 and for the period August 5, 2010 (Inception) through December 31, 2012 was $1.97, $3.82 and $2.41, respectively.  No stock options have been exercised since August 5, 2010 (Inception).

A summary of the status of the non-vested stock options as of December 31, 2012, and changes during the nine months ended December 31, 2012 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	1,015	$4.77
Granted	6,346	1.97
Vested	(4,164)	2.01
Forfeited	—	—
Non-vested at December 31, 2012	3,197	$2.19

As of December 31, 2012, there was $4.2 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately one year. The total expense for the fair value of vested grants during the nine months ended December 31, 2012 and 2011 was $6.7 million and $7.6 million, respectively.  For the period August 5, 2010 (Inception) to December 31, 2012 the cumulative expense was $16.4 million.  For the nine months and cumulative period ended December 31, 2012, $2.9 million of stock compensation was capitalized and included in mineral properties as of December 31, 2012.  This amount represented the estimated portion attributable to development activities.  No stock compensation expense was capitalized prior to December 31, 2011.

Warrants Issued for Services

The Company has issued 4,866,808 warrants to purchase shares of common stock to non-employees, with exercise prices ranging from $1.68 to $5.02.  For these awards, fair value is estimated using the Black-Scholes pricing model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through December 31, 2012 included the following:

Expected Term	2.0 to 5.0 years
Volatility*	106.22% to 177.26%	*
Risk-Free Rate	0.22% to 1.52%
Dividend Yield	—

*              The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

The expense recognized within G&A related to these awards amounts to $5.9 million for the nine months and cumulative period ended December 31, 2012.  For the nine months and cumulative period ended December 31, 2012, $0 associated with warrants issued for services was capitalized and included in mineral properties as of December 31, 2012.  This amount represented the estimated portion attributable to development activities.

The Company is currently committed to issuing an additional 110,000 warrants for services in the next twelve months under existing consulting contracts.

Note 9—Shareholders’ Equity

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of December 31, 2012, there were 72,520,718 shares of our common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of December 31, 2012, no shares of preferred stock had been issued.

Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of December 31, 2012, 16,076,423 warrants were issued and remained outstanding. The exercise price and initial exercise period of these warrants range from 3.00 to $4.25, and from 1 to 7 years, respectively.

Non-Controlling Interest

The Company included The Karlsson Group’s initial $11.0 million contribution of mineral interests to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, The Karlsson Group earned its 50% interest in AWP. The Company earned its initial 50% interest in AWP through its cash contributions of $11.0 million.

Prior to the closing of The Karlsson Group Acquisition on August 1, 2012, Prospect was the 50% owner of AWP, operated and controlled AWP, and accordingly historically provided consolidated financial statements for Prospect and AWP. As such, the remaining 50% interest in AWP owned by The Karlsson Group was considered a non-controlling interest. In accordance with GAAP, changes in the parent’s ownership interest, such as increasing ownership of a non-controlling interest, are accounted for as equity transactions. Therefore the transaction was treated as a distribution through equity and no step-up in basis of assets occurred.

Note 10—Mineral Properties

Additions to Mineral Properties for the nine months ended December 31, 2012 included development costs such as engineering, environmental studies, drilling, allocated compensation including employee salaries, employee bonuses and employee and non-employee stock compensation, and other costs related to development of the Holbrook Project.

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

Note 11—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated (unaudited, in millions except for per share amounts):

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Cumulative from Inception - August 5, 2010 through December 31, 2012

Net Loss attributable to Prospect Global Resources Inc.	$(19.8)	$(11.7)	$(37.0)	$(57.9)	$(116.7)
Weighted average number of common shares outstanding — basic	64.3	29.2	52.9	24.4	32.0
Dilution effect of restricted stock and warrants	—	—	—	—	—
Weighted average number of common shares outstanding — fully diluted	—	—	—	—	—
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(0.31)	$(0.40)	$(0.70)	$(2.38)	$(3.64)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with outstanding options (described in Note 8), were not included in the computation of Loss per Share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 31,659,675 shares as of December 31, 2012.

Note 12—Commitments and Contingencies

Litigation

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of December 31, 2012, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect itself and investors.

Potash Sharing Agreement

If and when AWP completes applications for mining permits, an aggregate payment of $1.5 million is due to various owners of private sections in accordance with the Potash Sharing Agreement, but in no event later than July 27, 2014, assuming we continue to extend the leases.

The Karlsson Group Acquisition

The execution of The Karlsson Group agreement subjected the Company to various commitments and contingencies, including:

a)             AWP granted The Karlsson Group the future right to receive payments equal to 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75.0 million.

b)             In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date, we agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75.0 million (a “Supplemental Payment”).

c)              In the event of any equity or debt offering completed by the Company while the Karlsson Note remains outstanding, we agreed to pay The Karlsson Group 40% of the net proceeds raised in any offering as a prepayment against the outstanding principal.

Convertible Note Financing

On November 29, 2012, we entered into a Securities Purchase Agreement, which was amended and restated on December 21, 2012, with Apollo, under which, among other things, if all conditions are met or waived, the purchasers would purchase from us $100.0 million of Apollo Notes as well as certain other securities and interests.

This transaction is currently pending approval by our shareholders.  If approved, and if all conditions precedent to closing the transaction are met or waived, including completion of a definitive feasibility study that meets the requirements of the Convertible Note Financing, we would not expect receipt of any proceeds from the Apollo Note, currently estimated at $95.0 million after deducting the Convertible Note Financing transaction fees and other reimbursable costs, until sometime in late 2013 or early 2014.

On January 16, 2013 we announced that the special shareholder meeting to vote on the Convertible Note Financing scheduled for that day had been postponed so that updated proxy information could be completed.  We and Apollo are currently discussing potential changes to the terms of the Convertible Note Financing or a restructuring of our relationship with Apollo as it is unlikely we will be able to satisfy all of the closing conditions to the Convertible Note Financing.  No new date for the meeting has been set at this time, and there can be no assurance that any changes to the proposed Convertible Note Financing will be made.

The execution of the agreements related to the Convertible Note Financing subjected the Company to various commitments and contingencies including:

a)  The Company has a reimbursement obligation under the Convertible Note Financing for the purchasers’ expenses through the closing.  The purchasers have notified us of expenses of approximately $2.1 million through December 31, 2012.

b)  The Company is obligated to pay a termination fee of $7.5 million under the purchase agreement for the Apollo Notes if we do not receive shareholder approval of the Convertible Note Financing, our board changes its recommendation in favor of the Convertible Note Financing or the Convertible Note Financing does not close because of a breach by us.

c)  If the Company’s final definitive feasibility study indicates estimated capital costs more than 2.5% higher than $1.53 million we are obligated to issue the purchasers of the Apollo Notes shares of common stock for no additional consideration as follows:

(i) if the final definitive feasibility study is between 2.5% and 5.0% more than $1.53 million, 3,993,095 shares; or

(ii) if the final definitive feasibility study is between 5.0% and 10.0% more than $1.53 million, 7,189,275 shares.

d)  If the Company is in default on the Karlsson Note, or is reasonably likely to be in such default within 30 days, certain of the purchasers have the right (but not the obligation) to purchase either common stock or notes issued by the Company in an amount necessary to either pay off the Karlsson Note completely or cure the default.  The purchase price of the common stock would be the lower of the then-conversion price of the Apollo Notes or the arithmetic average of the volume-weighted average price of our common stock for the ten trading day period immediately preceding the date of such purchase.

e) If the Company becomes liable for a Supplemental Payment to The Karlsson Group, the Company shall pay the purchasers in the Convertible Note Financing an amount of cash (the “Supplemental Payment Gross Up”) equal to an amount that if such amount of the Supplemental Payment Gross Up is divided by the sum of (i) the amount of the Supplemental Payment Gross Up and (ii) the amount of the Supplemental Payment would equal the purchasers’ percentage ownership in the Company

(assuming conversion of the Apollo Notes and exercise of the warrants issued to the purchasers in the Convertible Note Financing) at that time.

f)  Following shareholder approval of the Convertible Note Financing we are obligated to issue warrants to the purchasers for approximately 25.9 million shares of common stock at $2.70 per share and approximately 21.5 million shares of common stock at $3.25 per share.  These warrants expire 180 days following issuance of the Apollo Notes and contain the same anti-dilution adjustments for the exercise price as contained in the Apollo Notes for the conversion price.

Note 13—The Karlsson Group Acquisition

The Karlsson Group Acquisition transaction closed on August 1, 2012, at which time we assumed full ownership and complete control of AWP.  At September 30, 2012, the allocation of the purchase price was recorded as an equity transaction using preliminary estimates related to the fair value of the consideration paid at the acquisition date. As of December 31, 2012, there have been no adjustments to the allocation of the purchase price that was recorded using preliminary estimates at September 30, 2012.

Note 14 - Subsequent Events

On January 16, 2013 we announced that the special shareholder meeting to vote on the Convertible Note Financing scheduled for that day had been postponed so that updated proxy information could be completed.  We and Apollo are currently discussing potential changes to the terms of the Convertible Note Financing or a restructuring of our relationship with Apollo as it is unlikely we will be able to satisfy all of the closing conditions to the Convertible Note Financing.  No new date for the meeting has been set at this time, and there can be no assurance that any changes to the proposed Convertible Note Financing will be made.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes thereto in this Quarterly Report. Management’s discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “seek,” “is expected,” “budget,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional construction (“will,” “may,” “could,” “should,” etc.) and “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative forms of any of these words and other similar expressions.

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

Overview

We are a company engaged in the exploration and development of a large, high-quality potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest in and control the Holbrook Project through our 100% owned subsidiary, American West Potash, or AWP. Through AWP, we hold potash exploration permits on 38 Arizona state sections and leases for the mineral rights on 109 private sections which, in total, cover approximately 90,000 acres. The state permits are for five year terms, of which 15 expire in 2014 and 23 expire in 2015. The leases for the private sections expire in 2020. As long as we perform exploration or development activity, which we are currently doing, the leases may be extended.

Our strategy is to increase shareholder value through the exploration and development of the Holbrook Project. The realization of our investment in the Holbrook Project is dependent upon various factors, including but not limited to, our ability to obtain the necessary financing to continue the development of the Holbrook Project and fund our obligations to The Karlsson Group.  Our forecasted cash requirements for the next twelve months include significant expenditures for the further development of the Holbrook Project and approximately $131.0 million that is owed to The Karlsson Group. These factors indicate the existence of a material uncertainty that could raise substantial doubt about the Company’s ability to continue as a going concern as the Company’s ability to continue is dependent on the Company raising additional debt or equity financing. The Company is currently exploring several options and believes these efforts will result in the Company obtaining the financing required. However, we currently have no commitments for any financing and there can be no assurance that such financing will be obtained or, if obtained, that the financing will be on commercially favorable terms.

We have not yet generated any operating revenue. We anticipate that we will continue to incur significant operating and development costs without realizing any revenues at the Holbrook Project for the foreseeable future. We incurred a net loss of $37.0 million for the nine months ended December 31, 2012 and had a working capital deficit of $122.8 million as of December 31, 2012.  These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

History

Between January and November 2011, we invested $11.0 million dollars in AWP and another party, The Karlsson Group, contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, each for a 50% ownership interest in AWP.

On February 11, 2011 we completed a reverse merger transaction whereby Triangle Castings’s wholly-owned subsidiary Prospect Global Acquisition Inc., a merger entity and a Nevada corporation formed for this transaction, merged with and into our predecessor Delaware corporation, Prospect Global Resources Inc. As a result, the Delaware Prospect Global Resources Inc. became Triangle’s wholly-owned subsidiary and Triangle changed its name to Prospect Global Resources Inc.

In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.

On May 30, 2012, we entered into an agreement with The Karlsson Group to acquire the 50% of AWP that we did not already own for an aggregate purchase price of $150.0 million, or the equivalent of approximately $2.52 per share, before consideration of the warrants and other potential contingent payments.  As part of this same transaction, we also received an option to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $0.3 million which is exercisable for 150 days after payment in full of the promissory note (described below).

On August 1, 2012, we closed The Karlsson Group Acquisition, at which time we assumed full ownership of AWP.

The Holbrook Project

Our Holbrook Project currently consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona.

During calendar year 2011, we completed approximately 70 miles of 2D seismic testing and the drilling and coring of 12 holes. This was combined with the historic information from approximately 58 holes in our project area, the results of which were used to delineate the potash resource potential on our acreage. In June 2012, we completed the drilling and coring of an additional 10 holes. As part of our ongoing exploration and development work, in 2011 we engaged third party technical consultants i) North Rim Exploration Ltd. to complete a NI 43-101 mineral resource estimate, which was updated in August 2012, which we refer to as the Resource Calculation, and ii) Tetra Tech, Inc. to perform a Preliminary Economic Analysis, or PEA.

Highlights from the Resource Calculation:

•                  The identified potash deposit was divided into two seams by North Rim: KR-1 and KR-2

•                  KR-2 was estimated to contain 3.26 million metric tonnes (MMT) of measured K2O resources, at a weighted average K2O grade of 9.78% and indicated K2O resources of approximately 25.33 MMT, at a weighted average K2O grade of 9.76%. Additionally, KR-2 was estimated to contain inferred K2O resources of approximately 30.29 MMT at a weighted average K2O grade of 10.73%

•                  KR-1 was estimated to contain inferred K2O resources of approximately 22.26 MMT at a weighted average K2O grade of 10.89%

•                  The potash beds occur at relatively shallow depths, generally less than 1,600 ft.

Based on the PEA and subsequent work, we plan to develop a 2 million tonne per annum project. Our current mine plan estimates us mining 255 million tonnes of measured, indicated and inferred resources from the Holbrook Project to produce 38 million product tonnes over a 20-year period.  Preliminary capital estimates are approximately $1.5 billion, which we believe makes our project one of the lowest capital per tonne of annual production capacity greenfield potash projects under development in the world today.

Our Resource Calculation and PEA are preliminary in nature and mineral resources are not mineral reserves and do not have demonstrated economic viability. The Resource Calculation, as updated, has not estimated any mineral reserves for the Holbrook Project and there is no certainty that the estimates in the Resource Calculation, as updated, will be realized. As defined by SEC Industry Guide 7, our resource currently does not meet the definition of proven or probable reserves and further studies that demonstrate the economic viability of the project must be completed, and necessary permits and additional property rights must be obtained. See “Cautionary Note to Investors Regarding Mineral Disclosures” and “Risk Factors” contained in our prospectus supplement dated November 8, 2012, and incorporated by reference into this document.

In October 2012, we signed a 10 year potash supply agreement with Sichuan, a large state owned Chinese chemical company, pursuant to which Sichuan will purchase at least 500,000 tonnes of potash from us per year on a take or pay basis.

In November and December 2012, we completed the drilling of an additional six holes, which were undertaken to convert more of our inferred resources to the measured and indicated categories and provide cores for additional analyses.

We are in the process of finalizing our major permit applications. During the first quarter of 2013, we plan to submit our application for the Air Quality Control permit to the Arizona Department of Environmental Quality (“ADEQ”) and our Mineral Development Report to the Arizona State Land Department (“ASLD”) to convert certain ASLD exploration permits to mineral leases. During the second quarter of 2013, we plan to submit our application for the Aquifer Protection Permit to the ADEQ.

We are highly focused on completing a definitive feasibility study for the Holbrook Project by the end of 2013.  We will need to raise significant capital in order to fund operations and complete the definitive feasibility study.  Major workstreams that need to be undertaken include:

a)             Drilling another six to eight infill wells to convert more inferred resources to the measured and indicated categories;

b)             Optimizing recovery and extraction ratios through additional metallurgical and rock mechanic analyses from the core samples of the infill drilling program;

c)              Conducting additional analyses of the KR-1 seam for potential inclusion in the mine plan; and

d)             Finalizing all costs based on the optimizations.

Operating Results for the Three Months Ended December 31, 2012 compared to Three Months Ended December 31, 2011.

Revenue

For the three months ended December 31, 2012 and 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended December 31, 2012 and 2011 totaled $0 and $0.5 million, respectively. Exploration expenses incurred for the three months ended December 31, 2011 included $0.3 million, $0.1 million and $0.1 million attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the three months ended December 31, 2012, $5.6 million was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.  The increase in exploration expense between the comparison periods is primarily due to differences in the timing of drilling programs as well as differences in operational focus during the respective periods.  The calendar year 2011 drilling program was winding down in October 2011 and costs were incurred through December 2011 to complete the PEA filed in December 2011.  From October through December 2012, we incurred $1.6 million associated with drilling six additional holes as well as $4.0 million associated with continuing feasibility and permitting activities.

General and Administrative Expense (“G&A”)

General and administrative expenditures, prior to capitalization considerations, for the three months ended December 31, 2012 and 2011 is further detailed below:

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
	(in millions)	(in millions)
Salaries and benefits, stock compensation, management fees and board compensation	$6.0	$8.3
Legal, accounting and insurance	1.3	0.7
Office, travel and other	16.8	0.2
	$24.2	$9.2

Capitalized development costs and deferred fees	$(9.1)	$—

General and administrate per Income Statement	$15.1	$9.2

The decrease in salaries and benefits, stock compensation, management fees and board compensation between the three months ended December 31, 2012 and the three months ended December 31, 2011 was primarily due to a decrease of approximately $3.0 million in stock compensation due to the timing of awards and their respective service periods.  The increase in legal, accounting and insurance was primarily due to expenses incurred associated with the Company’s November public raise.  The increase in office, travel and other was primarily due to a) a one-time expense of approximately $6.2 million related to the Karlsson Note Tax Gross Up as discussed in Note 6; b) a one-time success fee to a third-party consulting group of approximately $7.8 million related to the Sichuan Agreement; and approximately $2.1 million in expense reimbursements due Apollo under the Apollo agreement.  Capitalized development costs are expenses incurred during the period that if not capitalized in mineral properties would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $0.1 million and $0 for the three months ended December 31, 2012 and 2011, respectively.  The increase in rent expense was due to the Company’s lease of new office space beginning in October, 2012 and the addition of leased office space in Los Angeles beginning in June, 2012.

Derivative Gains/Losses

Derivatives losses for the three months ended December 31, 2012 totaled $1.9 million.  This loss was associated with the change in fair value of the Karlsson Note Prepayment Option described in Note 6.

There were no derivative gains or losses associated with convertible notes or warrants for the three months ended December 31, 2012 as any and all convertible notes and warrants giving rise to derivative liabilities were settled on November 22, 2011, as discussed further below.  Derivative losses for the three months ended December 31, 2011 totaled $1.6 million.  These derivative losses related to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also included the derivative loss incurred upon issuance of the convertible notes which occurs when the fair value of the derivative instruments exceeds the financing proceeds. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

Our common stock was traded in the over-the-counter market until July 1, 2012 and historically has traded in small volumes and infrequently. As such, prior to September 30, 2011, we used the stock price of a publicly traded entity with similar circumstances and industry as our own as an input to estimate a fair value stock price of the Company for use in valuing our derivative financial instruments under the Monte Carlo and binomial-lattice-based valuation models. During the quarter ended September 30, 2011, certain extraneous circumstances occurred that, in our judgment, rendered the other entity’s stock price to no longer be a reasonable proxy as an input into the valuation of our own common stock price. Consequently, we looked to other indications and facts and circumstances available to support our stock price for use in this valuation model. The derivative financial instruments associated with the gains/losses were settled on November 22, 2011 with the conversion of the outstanding convertible notes. As of November 22, 2011, we determined that recent transactions with third parties in private placements of our common stock represented the best indicator of the fair value of our common stock. As such, we changed our assumption for estimating the share price in both the binomial-lattice-based and Monte Carlo valuation models for these derivative financial instruments. Because derivative financial instruments were initially and subsequently carried at fair values, our gain/loss reflects the volatility from this change in assumption used in the valuation model, as well as fluctuations in the underlying estimates.

Interest Expense

Net interest expense for the three months ended December 31, 2012 totaled $2.7 million, which related to interest associated with the Karlsson Note. Net interest expense incurred in the three months ended December 31, 2011 totaled $0.8 million and included $0.1 million and $0.7 million for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Operating Results for the Nine Months Ended December 31, 2012 compared to Nine Months Ended December 31, 2011.

Revenue

For the nine months ended December 31, 2012 and 2011, the Company had no revenue.

Exploration Expense

Exploration expense for the nine months ended December 31, 2012 and 2011 totaled $0 and $5.0 million, respectively. Exploration expenses incurred for the nine months ended December 31, 2011 included $0.5 million, $4.3 million and $0.2 million attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the nine months ended December 31, 2012, $17.2 million was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs. The increase between reporting periods was primarily due to differences in the operational focus during the respective periods.  During the nine months ended December 31, 2011, a total of 12 holes were drilled and the Company incurred costs associated with the completion of the Resource Report and PEA.  For the nine months ended December 31, 2012, the Company drilled 14 holes at a cost of $4.0 million and incurred $13.2 million associated with continuing permitting, environmental and feasibility activities.

General and Administrative Expense (“G&A”)

General and administrative expenditures, prior to capitalization considerations, for the nine months ended December 31, 2012 and 2011 is further detailed below:

	Nine Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
	(in millions)	(in millions)
Salaries and benefits, stock compensation, management fees and board compensation	$19.8	$8.9
Legal, accounting and insurance	4.8	2.6
Office, travel and other	19.0	0.4
	$43.7	$11.9

Capitalized development costs and deferred fees	$(13.2)	$—

General and administrate per Income Statement	$30.5	$11.9

The increase in salaries and benefits, stock compensation, management fees and board compensation was primarily due to a) an increase of approximately $5.8 million in management fees; b) an increase of approximately $2.0 million in stock compensation due to timing of awards and their respective service periods, and c) an increase of approximately $2.4 million in employee salaries/bonuses.  Of the $5.8 million increase in management fees, approximately $5.2 million related to the one-time termination fee paid Buffalo as described in Note 7.  The remaining changes are attributable to the increase of business activity period over period as well as the increase in full-time employees from three as of December 31, 2011 to twelve as of December 31, 2012.

The increase in legal, accounting and insurance was primarily due to an approximately $2.3 million increase in legal expenses.  Legal expense increased primarily due to the negotiation and closing of The Karlsson Group Acquisition as well as increased volume in business activity period over period.  The increase in office, travel and other is primarily due to a) a one-time expense of approximately $6.2 million related to the Karlsson Note Tax Gross Up as discussed in Note 6; b) a one-time success fee due to a third-party consulting group of approximately $7.8 million incurred in October, 2012 upon execution of the Sichuan Agreement; and c) approximately $2.1 million in expense reimbursements due Apollo under the Apollo agreement.  The additional increase of approximately $2.5 million relates to increased consulting costs incurred as the number of consultants utilized to achieve business goals increased period over period.  Capitalized development costs are expenses incurred during the period that are capitalized in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.

Included within G&A expenses above are rental expenses of $0.2 million and $0 for the nine months ended December 31, 2012 and 2011, respectively. The increase in rent expense is due to the Company’s increased office space beginning in October, 2012 and the addition of leased office space in Los Angeles beginning in June, 2012.

Derivative Gains/Losses

Derivatives losses for the nine months ended December 31, 2012 totaled $1.9 million and were associated with the change in fair value of the Karlsson Note Prepayment Option described in Note 6.

There were no derivative gains or losses associated with convertible notes or warrants for the nine months ended December 31, 2012 as any and all convertible notes and warrants giving rise to derivative liabilities were settled on November 22, 2011, as discussed further below.  Derivative losses for the nine months ended December 31, 2011 totaled $39.8 million and stemmed from the change in the fair value of the compound embedded derivatives of our convertible notes and warrants. It also included the derivative loss incurred upon issuance of the convertible notes which occurred because the fair value of the derivative instruments exceeded the financing proceeds received. Derivative expense was calculated using a Monte Carlo valuation model for the convertible notes and a binomial-lattice-based valuation model for the warrants.

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

Loss on Debt Extinguishment

We incurred a $2.0 million loss on debt extinguishment during the nine months ended December 31, 2011 associated with an extinguishment of the Merkin Note in 2011. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the Company’s most recent Annual Report on 10-K filed on May 10, 2012.

Interest Expense

Net interest expense for the nine months ended December 31, 2012 totaled $4.6 million, which related to interest associated with the Karlsson Note. Net interest expense incurred in the nine months ended December 31, 2011 totaled $1.9 million and included $0.4 million and $1.5 million for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Operating Results for August 5, 2010 (Inception) through December 31, 2012 - (“Cumulative Period”)

Revenue

For the Cumulative Period, the Company had no revenue.

Exploration Expense

Exploration expense for the Cumulative Period totaled $5.6 million. Exploration expenses incurred for the Cumulative Period included $1.0 million, $4.4 million and $0.2 million attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to the Holbrook Project.  For the Cumulative Period, $18.1 million was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expenditures, prior to capitalization considerations, for the Cumulative Period totaled $48.9 million and was comprised of the following:

August 5, 2010
(Inception) through
December 31, 2012
(unaudited)
(in millions)
Salaries and benefits, stock compensation, management fees and board compensation	$31.6
Legal, accounting and insurance	9.7
Office, travel and other	21.1
$62.4

Capitalized development costs and deferred fees	$(13.5)

General and administrative per Income Statement	$48.9

Included within G&A expenses above are rental expenses of $0.2 million for the Cumulative Period.

Derivative Gains/Losses

Derivative losses for the Cumulative Period totaled $56.7 million, of which $1.9 million was associated with the change in fair value of the Karlsson Note Prepayment Option described in Note 6 and the remainder was associated with the change in the fair value of the compound embedded derivatives of our convertible notes and warrants as described in the derivative sections above.

Loss on Debt Extinguishment

We incurred a $2.0 million loss on debt extinguishment during the Cumulative Period associated with an extinguishment of the Merkin Note in 2011. This loss is addressed in the discussion of the Merkin Note in Note 7—Convertible Notes of the Company’s most recent Annual Report on 10-K filed on May 10, 2012.

Interest Expense

Net interest expense for the Cumulative Period totaled $6.7 million for interest associated with The Karlsson Group promissory note, the convertible secured notes held during 2011, amortization of the note discount and financing costs associated with the convertible notes and interest earned during the period. Net interest expense incurred for the Cumulative Period included $0.5 million and $1.6 million for interest associated with the convertible secured notes and amortization of the note discount and financing costs, respectively.

Outstanding Options and Warrants

Further details of options outstanding as of December 31, 2012 are as follows:

Exercise Price	Outstanding	Vested
($)	Options	Options
2.60	6,046,000	3,098,834
2.88	300,000	150,000
4.25	3,415,000	3,315,000
	9,761,000	6,563,834

Further details of warrants outstanding as of December 31, 2012 are as follows:

	Exercise Price ($)	Outstanding Warrants	Vested Warrants
Warrants Issued for Services
	1.68	10,000	10,000
	2.25	150,000	100,000
	2.60	2,822,681	2,772,681
	3.75	1,813,539	1,813,539
	5.02	70,588	70,588
		4,866,808	4,766,808
Other Warrants
	3.00	6,243,138	6,243,138
	3.83	980,393	980,393
	4.25	8,805,833	8,805,833
		16,029,364	16,029,364

Total Warrants		20,896,172	20,796,172

Liquidity and Capital Resources

Short-Term Liquidity and Capital Needs

As of December 31, 2012, Prospect had approximately $9.6 million in cash, compared to approximately $11.3 million as of March 31, 2012.  From August 5, 2010 (Inception) through December 31, 2012, we raised approximately $94.4 million through the issuance of convertible notes and common stock to founding stockholders and outside investors as well as through public offerings completed on July 5, 2012 and November 14, 2012.

As of February 1, 2013, we have $6.8 million of available cash, which we believe should be sufficient to fund our operations into the second quarter of 2013, subject to our being able to realign the payment dates of the Karlsson Note.  To the extent that we are unsuccessful in our efforts to realign the Karlsson Note payment dates, we will owe The Karlsson Group approximately $53.7 million (inclusive of principal, interest and fees) on March 30, 2013 and an additional $77.3 million (inclusive of principal, interest and fees) on July 31, 2013.

Excluding the funds needed to pay off the Karlsson Note, our forecasted cash requirements for the next twelve months include significant expenditures to complete the definitive feasibility study for the Holbrook Project.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended December 31, 2012	Cumulative from August 5, 2010 (Inception) through December 31, 2012
	(unaudited) (in millions)	(unaudited) (in million)
Net cash used in operating activities	$(12.7)	$(24.4)
Net cash used in investing activities	(16.2)	(18.3)
Net cash provided by financing activities	27.2	52.3
Increase (decrease) in cash and cash equivalents	$(1.7)	$9.6

Cash used in operating activities during the nine months ended December 31, 2012 was primarily related to the continuation of our development activities in the Holbrook Basin and other corporate general and administrative expenses.

The net cash used in investing activities predominantly pertained to capitalized development costs and activities related to acquisition of adjacent and complementary acreage within the Holbrook Basin.

The net cash provided by financing activities for the nine months ended December 31, 2012 related to the proceeds from the sales of shares of our common stock, offset by the Company’s acquisition of the 50% non-controlling interest from The Karlsson Group.

Indebtedness

Outstanding debt as of December 31, 2012 includes the $115.3 million in outstanding principal on the Karlsson Note as well as the $6.2 million Karlsson Note Tax Gross Up.  As of March 31, 2012, we had no outstanding debt.

As of December 31, 2012 and March 31, 2012, we had no off-balance sheet arrangements.

Karlsson Note

As of May 30, 2012, we had paid The Karlsson Group a non-refundable deposit consisting of (a) $6.0 million cash, of which $5.5 million was credited against the purchase price, and (b) a warrant to purchase 5,605,834 shares of our common stock for $4.25 per share. At closing, we (a) paid The Karlsson Group an additional $19.5 million in cash, (b) issued the$125.0 million Karlsson Note  and (c) granted The Karlsson Group a 1% interest in the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75.0 million.  We also agreed to pay The Karlsson Group an additional amount in the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date equal to 15% of the net proceeds received from the transaction, capped at $75.0 million.

Following the completion of our public offering on November 14, 2012 and pursuant to the terms of the Karlsson Note, requiring that forty percent of the net proceeds generated by the Company from any debt or equity offering go toward repaying principal on the Karlsson Note, we made a principal payment to The Karlsson Group in the amount of $9.7 million. This payment reduced the outstanding balance on the promissory note to $115.3 million, of which, $40.3 million is due on or before March 30, 2013 and $75.0 million is due on or before July 31, 2013. In addition, each principal payment amount is to be accompanied by all accrued interest and other fees then owing bringing the total estimated amounts due The Karlsson Group on March 30th and July 31st to $53.7 million and $77.3 million, respectively.  We are currently in discussions with The Karlsson Group to more closely align these payment dates with the development timeline for the Holbrook Project.

Convertible Note Financing / Apollo Notes

On November 29, 2012, we entered into a Securities Purchase Agreement, which was amended and restated on December 21, 2012, with Apollo, under which, among other things, if all conditions are met or waived, the purchasers would purchase from us $100.0 million of Apollo Notes as well as certain other securities and interests.

This transaction is currently pending approval by our shareholders.  If approved, and if all conditions precedent to closing the transaction are met or waived, including completion of a definitive feasibility study that meets the requirements of the Convertible Note Financing, we would not expect receipt of any proceeds from the Apollo Note, currently estimated at $95.0 million after deducting the Convertible Note Financing transaction fees and other reimbursable costs, until sometime in late 2013 or early 2014.

On January 16, 2013 we announced that the special shareholder meeting to vote on the Convertible Note Financing scheduled for that day had been postponed so that updated proxy information could be completed.  We and Apollo are currently discussing potential changes to the terms of the Convertible Note Financing or a restructuring of our relationship with Apollo as it is unlikely we will be able to satisfy all of the closing conditions to the Convertible Note Financing.  No new date for the meeting has been set at this time, and there can be no assurance that any changes to the proposed Convertible Note Financing will be made.

Once issued, the Apollo Notes will vote on an as converted basis with our common stock as permitted by Nevada law and our articles of incorporation.  As part of the Convertible Note Financing, Apollo will also receive, following shareholder approval of the transaction, warrants to purchase approximately 25.9 million shares of our common stock at $2.70 per share and approximately 21.5 million shares of our common stock at $3.25 per share, exercisable through 180 days following issuance of the Apollo Notes.  If, in addition to purchasing the Apollo Note, Apollo would exercise both warrants in full, they would hold voting power over approximately 53.8% of the total voting power of our voting securities (based on the number of shares of our common stock issued and outstanding as of today).

Old Convertible Notes

Excluding the notes converted in connection with the reverse merger, our debt in the twelve months ended March 31, 2012 consisted of five convertible, secured promissory notes, all of which were converted into shares of our common stock on November 22, 2011 when we completed a qualified financing (defined as Prospect’s sale of securities in a transaction or series of transactions for at least $10.0 million). Prior to their conversion, each of these five convertible notes was secured by all of our assets on a pari passu basis with each of the other notes.

Commitments and Contingencies

Litigation

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of December 31, 2012, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect itself and investors.

Potash Sharing Agreement

If and when AWP completes applications for mining permits, an aggregate payment of $1.5 million is due to various owners of private sections in accordance with the Potash Sharing Agreement, but in no event later than July 27, 2014.

The Karlsson Group Acquisition

The execution of The Karlsson Group agreement subjected the Company to various commitments and contingencies, including:

a)             AWP granted The Karlsson Group the future right to receive payments equal to 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75.0 million.

b)             In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity within four years of the closing date, we agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75.0 million (a “Supplemental Payment”).

c)              In the event of any equity or debt offering completed by the Company while the Karlsson Note remains outstanding, we agreed to pay The Karlsson Group 40% of the net proceeds raised in any offering as a prepayment against the outstanding principal.

Convertible Note Financing

On November 29, 2012, we entered into a Securities Purchase Agreement, which was amended and restated on December 21, 2012, with Apollo, under which, among other things, if all conditions are met or waived, the purchasers would purchase from us $100.0 million of Apollo Notes as well as certain other securities and interests.

This transaction is currently pending approval by our shareholders.  If approved, and if all conditions precedent to closing the transaction are met or waived, including completion of a definitive feasibility study that meets the requirements of the Convertible Note Financing, we would not expect receipt of any proceeds from the Apollo Note, currently estimated at $95.0 million after deducting the Convertible Note Financing transaction fees and other reimbursable costs, until sometime in late 2013 or early 2014.

On January 16, 2013 we announced that the special shareholder meeting to vote on the Convertible Note Financing scheduled for that day had been postponed so that updated proxy information could be completed.  We and Apollo are currently discussing potential changes to the terms of the Convertible Note Financing or a restructuring of our relationship with Apollo as it is unlikely we will be able to satisfy all of the closing conditions to the Convertible Note Financing.  No new date for the meeting has been set at this time, and there can be no assurance that any changes to the proposed Convertible Note Financing will be made.

The execution of the agreements related to the Convertible Note Financing subjected the Company to various commitments and contingencies including:

a)  The Company has a reimbursement obligation under the Convertible Note Financing for the purchasers’ expenses through the closing.  The purchasers have notified us of expenses of approximately $2.1 million to date.

b)  The Company is obligated to pay a termination fee of $7.5 million under the purchase agreement for the Apollo Notes if we do not receive shareholder approval of the Convertible Note Financing, our board changes its recommendation in favor of the Convertible Note Financing or the Convertible Note Financing does not close because of a breach by us.

c)  If the Company’s final definitive feasibility study indicates estimated capital costs more than 2.5% higher than $1.53 million we are obligated to issue the purchasers of the Apollo Notes shares of common stock for no additional consideration as follows:

(i) if the final definitive feasibility study is between 2.5% and 5.0% more than $1.53 million, 3,993,095 shares; or

(ii) if the final definitive feasibility study is between 2.5% and 5.0% more than $1.53 million, 7,189,275 shares.

d)  If the Company is in default on the Karlsson Note, or is reasonably likely to be in such default within 30 days, certain of the purchasers have the right (but not the obligation) to purchase either common stock or notes issued by the Company in an amount necessary to either pay off the Karlsson Note completely or cure the default.  The purchase price of the common stock would be the lower of the then-conversion price of the Apollo Notes or the arithmetic average of the volume-weighted average price of our common stock for the ten trading day period immediately preceding the date of such purchase.

e) If the Company becomes liable for a Supplemental Payment to The Karlsson Group, the Company shall pay the purchasers in the Convertible Note Financing an amount of cash (the “Supplemental Payment Gross Up”) equal to an amount that if such amount of the Supplemental Payment Gross Up is divided by the sum of (i) the amount of the Supplemental Payment Gross Up and (ii) the amount of the Supplemental Payment would equal the purchasers’ percentage ownership in the Company (assuming conversion of the Apollo Notes and exercise of the warrants issued to the purchasers in the Convertible Note Financing) at that time.

f) Following shareholder approval of the Convertible Note Financing we are obligated to issue warrants to the purchasers for approximately 25.9 million shares of common stock at $2.70 per share and approximately 21.5 million shares of common stock at $3.25 per share.  These warrants expire 180 days following issuance of the Apollo Notes and contain the same anti-dilution adjustments for the exercise price as contained in the Apollo Notes for the conversion price.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including information incorporated by reference herein, includes forward-looking statements. Forward-looking statements include statements concerning our plans, estimates, goals, strategies, intent, assumptions, beliefs or current expectations and can be identified by the use of terms and phrases such as “seek,” “is expected,” “budget,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional construction (“will,” “may,” “could,” “should,” etc.) and the negative forms of any of these words and other similar expressions.

The forward-looking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forward-looking statements in this quarterly report and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to: future demand for and supply of potash; our plan to capitalize on potash demand; our plan to acquire properties and additional property rights in the Holbrook Basin of eastern Arizona, as well as companies or interests in companies with potash resources or reserves; our plan to convert our mineral resources into mineral reserves; the environmental and permitting process, preliminary mine design and anticipated completion of a bankable feasibility study; our plan of exploration; the economic and legal viability of a potash mine in the Holbrook Basin; future sales of state leases and permits; our ability to raise capital, funding the Karlsson Note we issued as part of the purchase price of the 50% of AWP that we purchased from The Karlsson Group; our ability to further implement our business plan and generate revenue; our ability to satisfy the requirements and successfully execute on the commercial arrangement set forth in the potash supply agreement we executed with Sichuan Chemical Industry Holding (Group) Co., Ltd.; our anticipation of investing considerable amounts of capital to establish production from our mining project in the Holbrook Basin; our anticipation of our ability to identify mineral reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated capital and operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; compliance with and impact of laws and regulations; impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

Forward-looking statements are inherently subject to known and unknown business, economic and other risks and uncertainties that may cause actual results to be materially different from those expressed or implied by our forward-looking statements, including without limitation risks related to:

•                  our history of operating losses and expectation of future losses;

•                  our ability to develop a mine that is able to commercially produce potash;

•                  our ability to obtain sufficient additional capital to satisfy our significant funding requirements;

•                  our ability to complete funding of our acquisition of The Karlsson Group’s 50% interest in AWP;

•                  risks related to the Convertible Note Financing, including our ability to satisfy the applicable conditions and other requirements to complete the financing;

•                  our ability to obtain all necessary permits and other approvals;

•                  our ability to complete a definitive feasibility study and achieve our estimated timetables for production at the Holbrook Basin;

•                  the accuracy of our mineral resource estimates;

•                  our ability to attract and retain key personnel;

•                  competition in the mining industry;

•                  acquiring additional properties, such as difficulties in integrating acquired properties into our business;

•                  our potash supply agreement with Sichuan;

•                  the exploration, development and operation of a mine or mine property;

•                  title defects on our mineral properties and our ability to obtain additional property rights;

•                  our technical report, preliminary economic assessment and interim engineering study being prepared in accordance with foreign standards that differ from the standards generally permitted in reports filed with the Securities and Exchange Commission;

•                  governmental policies and regulation affecting the agricultural industry;

•                  increased costs and restrictions on operations due to compliance with environmental legislation and other governmental regulations;

•                  the global supply of, and demand for, potash and potash products;

•                  the cyclicality of the crop nutrient markets; and

•                  global economic conditions.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Investors are urged to carefully review and consider the various risks and uncertainties and other factors referred to under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012 and our Prospectus Supplement dated November 8, 2012 and filed with the Securities and Exchange Commission on November 9, 2012.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. In addition, although we have attempted to identify important risk factors that could cause actual achievements, events or conditions to differ materially from those identified in the forward looking statements, there may be other factors we have not considered, or that we currently deem to be immaterial, that cause achievements, events or conditions not to be as anticipated, estimated or intended

These forward-looking statements are based on the beliefs, expectation and opinions of management on the date the statements are made. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date made, other than as may be required by applicable law or regulation. For the reasons set out above, readers should not place undue reliance on forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.                                                CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings

The Company is not a party to any pending material legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 1A.                                                Risk Factors

The Risk Factors set forth under the caption “Risk Factors on pages S-15 through S-30 in the Company’s Prospectus Supplement dated November 8, 2012 and filed with the Securities and Exchange Commission on November 9, 2012 contain material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2012 and are hereby incorporated by reference.

Item 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

Exhibit No.	Description of Exhibit
3.1	Form of Certificate of Designation (incorporated herein by reference to Exhibit C to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.1	Terms of Notes in Karlsson Default (incorporated herein by reference to Schedule C-3 to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.2	Form of 10% Convertible Springing Second-Lien Notes due 2020 (incorporated herein by reference to Exhibit A to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit E-1 to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit E-2 to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
10.1

Potash Supply Agreement dated October 18, 2012 with Sichuan Chemical Industry Holding (Group) Co., Ltd (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 22, 2012).

10.2	Exclusivity Agreement dated October 25, 2012 with Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 26, 2012).
10.3	Extension Agreement dated November 18, 2012 with Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 20, 2012).
10.4

Securities Purchase Agreement, dated November 29, 2012, by and among Prospect Global Resources Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).**

10.5

Investors Rights Agreement, dated November 29, 2012, between Prospect Global Resources Inc., and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.6

Royalty Agreement, dated November 29, 2012, between Buffalo Management LLC, the other investors named therein, Prospect Global Resources Inc., a Nevada corporation, and for limited purposes, Prospect Global Resources Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.7	Employment Agreement dated December 13, 2012 with Damon Barber (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 18, 2012).
10.8

Amended and Restated Securities Purchase Agreement, dated December 21, 2012, by and among Prospect Global Resources Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 26, 2012).

23.1	Consent of North Rim Exploration Ltd.
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on December 26, 2013 and incorporated herein by reference
99.2

The Risk Factors set forth under the caption “Risk Factors on pages S-15 through S-30 in the Company’s Prospectus Supplement dated November 8, 2012 and filed with the Securities and Exchange Commission on November 9, 2012 and incorporated herein by reference

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

**	Portions of this exhibit has been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: February 13, 2013	By:	/s/ Patrick L. Avery
Patrick L. Avery,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Damon Barber
Damon Barber,
Chief Financial Officer and Vice President Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Form of Certificate of Designation (incorporated herein by reference to Exhibit C to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.1	Terms of Notes in Karlsson Default (incorporated herein by reference to Schedule C-3 to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.2	Form of 10% Convertible Springing Second-Lien Notes due 2020 (incorporated herein by reference to Exhibit A to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit E-1 to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit E-2 to Exhibit 10.1 of the Issuer’s Current Report on Form 8-K filed on December 26, 2012).
10.1

Potash Supply Agreement dated October 18, 2012 with Sichuan Chemical Industry Holding (Group) Co., Ltd (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 22, 2012).

10.2	Exclusivity Agreement dated October 25, 2012 with Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 26, 2012).
10.3	Extension Agreement dated November 18, 2012 with Apollo Management VII, L.P. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 20, 2012).
10.4

Securities Purchase Agreement, dated November 29, 2012, by and among Prospect Global Resources Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).**

10.5

Investors Rights Agreement, dated November 29, 2012, between Prospect Global Resources Inc., and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.6

Royalty Agreement, dated November 29, 2012, between Buffalo Management LLC, the other investors named therein, Prospect Global Resources Inc., a Nevada corporation, and for limited purposes, Prospect Global Resources Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.7	Employment Agreement dated December 13, 2012 with Damon Barber (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 18, 2012).
10.8

Amended and Restated Securities Purchase Agreement, dated December 21, 2012, by and among Prospect Global Resources Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 26, 2012).

23.1	Consent of North Rim Exploration Ltd.
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on December 26, 2013 and incorporated herein by reference
99.2

The Risk Factors set forth under the caption “Risk Factors on pages S-15 through S-30 in the Company’s Prospectus Supplement dated November 8, 2012 and filed with the Securities and Exchange Commission on November 9, 2012 and incorporated herein by reference

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

**	Portions of this exhibit has been omitted pursuant to a request for confidential treatment.