Form 10-K/A
period 2012-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2013-05-22
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

☐                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35590

Prospect Global Resources Inc.

(Name of registrant as specified in its charter)

NEVADA	26-3024783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 17th Street, Suite 1550, Denver, CO 80202

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $55,077,754.

As of April 29, 2013, 72,520,718 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2012 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2012, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information was not filed by July 29, 2012.  We are also filing this Amendment to revise the mineral disclosure included herein and to expand on disclosure relating to our transition from an exploratory stage to a development stage company.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed, and new Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K and the financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

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

In this Amendment, unless the context otherwise requires:

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

Items 1. & 2. Business and Properties

Overview of Our Business

During 2012, Prospect transitioned from an exploration stage to a development stage company engaged in the development of a potash mine in the Holbrook Basin of eastern Arizona. In the 1960’s and 1970’s, Arkla Exploration Company, Duval Corporation

and others drilled approximately 135 core holes to delineate the potash potential in the basin. However, to date the Holbrook Basin has not commercially produced potash.

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

During calendar year 2011, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. The results from the seismic data and the drilling helped delineate the potash potential on AWP’s acreage. This was combined with the historic information of approximately 58 wells in our project area. Due to the relatively shallow depth of the deposit, AWP plans to mine the potash employing conventional underground mining techniques.

In January 2011, we contracted North Rim Exploration Ltd, a leading third party geologic engineering firm, to supervise field activity, analyze the results and prepare a NI 43-101 mineral Resource Calculation.  North Rim completed the requisite activities and issued a Resource Calculation on October 17, 2011.  Based on the conclusions reached and recommendations within the Resource Calculation, we contracted with Tetra Tech, a leading third party engineering firm, to complete a preliminary economic analysis, or PEA, to determine the economic viability of mining the resource.

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

As described above in the Overview of Our Business, North Rim supervised the seismic and drilling efforts and prepared the Resource Calculation and Tetra Tech completed a PEA. Based on the findings from both the Resource Calculation and PEA, we believe our acreage in the Holbrook Basin holds significant potash potential. During FY 2013, we plan to expand the drilling and coring of 8 to 10 additional holes to further delineate the potential and achieve the confidence levels required under SEC Industry Guide 7 for proven and probable reserves. We can provide no assurance, however, that this additional drilling will actually lead to proven or probable reserves.

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

Operating Results

Revenue

For the year ended March 31, 2012 and from August 5, 2010 (Inception) to March 31, 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the year and cumulative period ended March 31, 2012 totaled $4,954,383 and $5,600,289, respectively. Exploration expenses incurred in 2012 included $490,988, $4,315,200 and $148,195 attributable to seismic, drilling and permitting/environmental, respectively. Exploration expenses were related to AWP’s activities in the Holbrook Basin area of eastern Arizona.  For the period January 1, 2012 to March 31, 2012, $833,046 was capitalized as development costs in mineral properties that would have been considered exploration expense had Prospect not been able to capitalize these costs.  The Company made a determination following the completion of the Resource Report and PEA in late 2011 that it had met the requirements to transition from an exploration stage to a development stage company and accordingly began capitalizing all development related costs related to the Holbrook Project as of January 1, 2012.  Prior to this date and while we were in the exploration stage, all costs related to the Holbrook Project were expensed as incurred.

General and Administrative Expense (“G&A”)

General and administrative expense for the year and cumulative period ended March 31, 2012 totaled $16,876,815 and $18,363,806, respectively. G&A expenses incurred during the year ended March 31, 2012 included $11,076,008, $4,122,265 and

$1,678,542  related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively. From Inception through March 31, 2012, G&A expenses incurred included $11,679,832, $4,692,680, and $1,991,294 related to salaries and benefits, stock compensation, management fees and board compensation; legal, accounting and insurance; and office, travel and other, respectively.  For the period January 1, 2012 to March 31, 2012, $328,942 was capitalized as development costs in mineral properties that would have been considered G&A expense had Prospect not been able to capitalize these costs.  The Company made a determination following the completion of the Resource Report and PEA in late 2011 that it had met the requirements to transition from an exploration stage to a development stage company and accordingly began capitalizing all development related costs related to the Holbrook Project as of January 1, 2012.  Prior to this date and while we were in the exploration stage, all costs related to the Holbrook Project were expensed as incurred.

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

Item 9B.  Other Information

None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the persons who are our directors and named executive officers as of the date of this Amendment:

NAME	AGE	POSITION
Dr. Barry Munitz	71	Chairman of Board of Directors; Chairman of Governance, Nominating and Compensation Committee
Chad Brownstein	39	Executive Vice Chairman of Board of Directors
Devon Archer	38	Director, Chairman of Audit Committee
Marc Holtzman	52	Director
Zhi Zhong Qiu	57	Director
J. Ari Swiller	43	Director, Chairman of Finance and Operations Committee
Conway J. Schatz	42	Director
Patrick L. Avery	59	Director, President, CEO, Treasurer and Secretary
Wayne Rich	47	CFO, Vice President of Finance
Brian W. Wallace	54	COO, Executive Vice President

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until a particular director’s successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. None of the above individuals has any family relationship with any other. It is expected that our board of directors will elect officers annually following each annual meeting of stockholders.

Dr. Barry Munitz: Chairman of the Board of Directors.    Dr. Munitz joined our board of directors as chairman in February 2011. From August 2010 to February 2011, Dr. Munitz served as chairman of the board of directors of Old Prospect Global Resources, Inc., our wholly owned subsidiary. Dr. Munitz has been Trustee Professor at the California State University, Los Angeles campus since 2006. Between 2005 and 2010, Dr. Munitz chaired California’s P-16 Council, an organization that develops strategies to improve education in the State of California. Dr. Munitz served as President and CEO of the J. Paul Getty Trust from 1997 to 2006 where he was responsible for the two museums (Brentwood and Malibu), the Conservation and Research Institutes, the philanthropic foundation, the investment portfolio, and all education outreach programs. From 1991 to 1997, he served as Chancellor of the California State University (CSU)—a twenty-three campus system which is the largest senior university in the United States. Prior to that role, Dr. Munitz was vice chairman of the publicly held company MAXXAM and president of the private company which was its major stockholder (Federated Development) where he was involved for a decade in their natural resources activity, as well as timber, banking, energy and real estate. During the past decades, he served as a Trustee of Princeton University, the Seattle Art Museum, and the Courtauld Institute in London, as well as a corporate director at SunAmerica and Kaufman & Broad. Dr. Munitz is the immediate past chair and current vice chair of the board of Sierra Nevada College, is president of the Cotsen Foundation for the Art of Teaching and for Academic Research, is a governor of the three Eli and Edythe Broad Family Foundations and a corporate director at SallieMae. Dr. Munitz received a Bachelor’s degree in Classics and Comparative Literature from Brooklyn College, and received a Masters and a Ph.D. from Princeton University. Dr. Munitz is a fellow of the American Academy of Arts and Sciences and holds honorary degrees from Whittier College, Claremont University, the California State University, the University of Southern California, Notre Dame and the University of Edinburgh.

Director Qualifications:

•                  Leadership Experience—Chair of California’s P-16 Council, president and chief executive officer of J. Paul Getty Trust, chancellor of the California State University (CSU), president of Cotsen Foundation, Governor of three Eli and Edythe Broad Family Foundations, corporate director at SallieMae and extensive board and civic leadership as described in further detail above.

•                  Industry Experience—Extensive experience in the natural resources industry as vice chairman of MAXXAM, President of Federated Development, chairman of Old Prospect Global Resources Inc. and personal investments in the natural resources industry.

Chad Brownstein: Vice Chairman of the Board of Directors.    Mr. Brownstein, one of our co-founders joined our board of directors as non-executive vice-chairman in August 2011 and became executive vice chairman in August 2012. Mr. Brownstein is an advisor to Crescent Capital Group (formerly Trust Company of the West Leveraged Finance Group) where he focuses on investing in

Special Situations. Mr. Brownstein was a Member of Crescent Capital Group from January 2011 to July 2012 and was Senior Vice President at Trust Company of the West from February 2009 to December 2010. Previously, he was a Senior Advisor at Knowledge Universe Ltd., where he focused on turnaround operations and private equity investing. Prior to that, he was a Partner at ITU Ventures making venture and growth investments with a specialization in corporate strategy. Earlier in his career, Mr. Brownstein worked at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is a member of the Cedars Sinai Board of Governors, California Competes Council, and serves on the board of directors for Los Angeles Conservation Corps and First PacTrust Bancorp (a Nasdaq listed company). Mr. Brownstein attended Columbia Business School and received a BA from Tulane University.

Director Qualifications:

•                  Leadership Experience—Member of Crescent Capital Group, Senior Advisor at Knowledge Universe Ltd., Partner, ITU Ventures, Cedars Sinai Board of Governors; director of Los Angeles Conservation Corps and First PacTrust Bancorp (a Nasdaq listed company) and extensive experience in corporate strategy in the capacities described above.

•                  Industry Experience—one of our co-founders and personal investments in the natural resources industry.

Devon Archer: Chairman of the Audit Committee; Director.    Mr. Archer joined our board of directors in March 2012. Mr. Archer is the Co-Founder and Senior Managing Partner of Rosemont Capital, LLC, where he has led the development of the investment platform, which manages private equity, fixed income and real estate investments since January 2005. Mr. Archer was the Founder and President of Sitaro LTD., a leading marketing software and services company acquired by CoActive Marketing Group in 2004. From September 1999 to January 2001, Mr. Archer worked at New England Financial and MetLife as a special analyst to the Strategic Management Group of New England Financial’s and MetLife’s Executive Committees through their merger. Mr. Archer started his career at Citibank in September 1996 as a Management Associate and worked for the foreign direct investment group, Citicorp Asia Ltd. Along with Rosemont Realty, LLC, Mr. Archer serves on the Boards of Rosemont private portfolio companies; Viet Thai Joint Stock Company, 2-20 Records & Diamondback Tactical, and is a Trustee of the Heinz Family Office. Mr. Archer earned his Bachelor of Arts in American Studies from Yale University.

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

Marc Holtzman: Director.    Mr. Holtzman joined our board of directors in April 2011. Since August 2008, Mr. Holtzman has served as vice chairman of Barclays Capital, the investment banking division of Barclays Bank PLC. In 2007, Mr. Holtzman was executive vice chairman of ABN Amro Bank until August 2008. In 2006, Mr. Holtzman was a candidate for the Republican nomination for Colorado Governor. From 2003 through 2005 Mr. Holtzman was president of the University of Denver. Previously from 1999 through 2003, Mr. Holtzman served in the cabinet of Governor Bill Owens as Colorado’s first secretary of technology. In addition, Mr. Holtzman was chairman of Colorado’s Information Management Commission and co-chairman of the Governor’s Commission on Science and Technology. Mr. Holtzman helped guide Colorado’s economic transformation into a fully diversified technology hub. Prior to his tenure in Colorado politics, Mr. Holtzman served as executive vice chairman of ABN Amro Bank, was the co-founder and president of MeesPierson EurAmerica (a firm which was subsequently acquired by ABN Amro) and served as senior adviser to Salomon Brothers, when he lived and worked in Eastern Europe and Russia from September 1989 until October 1998. Drawing on his early experience in helping develop Central Asia’s finance sector, Mr. Holtzman was appointed by Kazakhstan’s Prime Minister to serve on the board of trustees of The Almaty Regional Financial Centre. In addition, since 2008 Mr. Holtzman has served as non-executive chairman of Indus, a leading Indian oil and gas company listed on London’s AIM market with a market capitalization of approximately US $2 billion and since 2009 has served as a director of the Bank of Kigali, Rwanda’s largest financial institution and a public company registered under the Company law of Rwanda and regulated by the National Bank of Rwanda. He holds a bachelor of arts degree in economics from Lehigh University.

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

Zhi Zhong Qiu: Director.    Mr. Qiu joined our board of directors in November 2011. Mr. Qiu is the Vice Chairman of Asia Pacific and Chairman of Greater China of Barclays Capital, responsible for the Bank’s senior relationship with corporate clients, institutions and governments, and has served in this role since 2009. Before joining Barclays Capital, Mr. Qiu was the Chairman of China and Vice Chairman of Asia of ABN AMRO bank, responsible for all the Bank’s activities and business related to China from 2006 to 2009. Mr. Zhi Zhong Qiu is also the Chairman of DragonTech Ventures Fund and its management company and has served in this capacity since 2004. Mr. Qiu holds a number of directorship positions in the investment companies of DragonTech Ventures Fund, including the NYSE listed Suntech Power Holdings (Ticker: STP). Prior to 2002, Mr. Qiu was the Chairman of Greater China Region of Credit Suisse First Boston (“CSFB”), responsible for CSFB’s overall business in the Greater China region (including Taiwan and Hong Kong). Prior to his appointment as the Chairman in 1998 at CSFB, Mr. Qiu was a Managing Director in charge of all derivatives activities for Credit Suisse Financial Products (“CSFP”), the financial derivatives subsidiary of CSFB, in the Great China region. Mr. Qiu joined CSFB in 1991 and became a Managing Director in 1995. He built the CSFP and CSFB’s derivatives and investment banking business in the Greater China region. Mr. Qiu was elected as one of the world’s “50 Most Wanted in Finance” by Global Finance magazine in 1994, and named as one of the 50 world “Derivatives Superstars” by the same magazine in 1995. Prior to joining CSFB, Mr. Qiu held positions in Booz Allen & Hamilton, providing consulting services to major banks and financial institutions in North America and Asia. Mr. Qiu received his B.S. (magna cum laude) in Computer Science from New York University, his B.E. (summa cum laude) in Electrical Engineering from Cooper Union, his M.S. degree in Electrical Power Engineering from Ohio State University, and his M.B.A. from Harvard Business School.

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

J. Ari Swiller: Director.    Mr. Swiller joined our board of directors in February, 2011. From October 2010 to February 2011, Mr. Swiller served as a director of Old Prospect Global Resources, Inc., our wholly owned subsidiary. Mr. Swiller is co-founder of the Renewable Resources Group (RRG). RRG has developed two million acre-feet (AF) of water projects, over a gigawatt of renewable energy and marketed hundreds of water rights in nine states. Currently the firm owns and/or manages more than 100,000 acres of farmland for the purpose of water, renewable energy, and/or carbon development. Mr. Swiller’s responsibilities include managing all aspects of the business. Prior to founding RRG, Mr. Swiller was a Principal in The Yucaipa Companies; he served as Vice President of External Affairs at Ralphs Grocery Company and Executive Director of The Ralphs/Food4Less Foundation. He serves on the board of rfXcel Corporation, which develops supply chain performance improvement software. Mr. Swiller also serves on the Board of the Los Angeles Conservation Corps, the Miguel Contreras Educational Foundation and Falcon Waterfree Technologies. Mr. Swiller earned a B.A. from Cornell University.

Director Qualifications:

•                  Leadership Experience—Co-founder of Renewable Resources Group, principal in The Yucaipa Companies, vice president of external affairs at Ralphs Grocery Company, executive director of The Ralph’s/Food4Less Foundation.

•                  Industry Experience—Extensive experience in developing energy and natural resource projects, director of Old Prospect Global Resources Inc.

Conway J. Schatz: Director.    Mr. Schatz joined our board of directors in April 2012. Mr. Schatz currently serves as vice-president of Hexagon, LLC, a Denver-based private equity firm, overseeing energy and real estate investing. Mr. Schatz joined Hexagon in 1998. Prior to 1998, Mr. Schatz worked in the business advisory / audit division of Arthur Andersen, LLP, with client industries such as oil and gas, light manufacturing, financial services, real estate, cable and technology. Mr. Schatz also serves as a director to a Colorado based real estate operating company, and a European real estate fund. He was a director and audit committee chair of Recovery Energy, Inc. (RECV), a publicly traded oil and gas company, from June 2010 until January 2012. Mr. Schatz became a certified public accountant in 1996, licensed in the state of Colorado. Mr. Schatz received dual bachelor of science degrees in finance and accounting from Minnesota State University, an M.B.A. (2001) and an M.S. in real estate development and construction management (2010) from the University of Denver. We have secured financings through Mr. Schatz’s employer, Hexagon, as described further under the section entitled Transactions with Related Persons. Mr. Schatz is also a manager of Very Hungry LLC, but does not have dispositive power over the shares owned by Very Hungry LLC, as described further in the section entitled Security

Ownership of Certain Beneficial Owners and Management. Very Hungry LLC owns 7,588,727 shares of our common stock and warrants to purchase 4,841,608 common shares (representing in the aggregate approximately 20.7% of our outstanding shares).

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

Brian W. Wallace: Chief Operating Officer and Executive Vice President.    Prospect Global appointed Brian W. Wallace our chief operating officer and executive vice president on August 15, 2012. Prior to this, he worked for Incitec Pivot, Limited, first as vice president, strategy, and since June 2008 as president of its operating division, Dyno Nobel Americas. Incitec Pivot is a multinational supplier of fertilizer and explosives products and services based in Melbourne, Australia, and Dyno Nobel Americas is a provider of explosive products and services to the mining, quarrying, construction and seismic exploration industries based in Salt Lake City, Utah. Mr. Wallace has full management responsibility for Dyno Nobel Americas, which has 3,000 employees and had annual sales of $1.2 billion in 2011. From 2001 to February 2008 he worked in various capacities at Orica Limited, a global chemicals manufacturer supplying the mining/resources sectors based in Melbourne, Australia. Among other strategic roles, Mr. Wallace was responsible for designing and implementing retention strategies for the company’s top global customers. He holds BS and Masters degrees in chemistry from the University of Natal and an MBA from the University of the Witwatersrand, both in South Africa, and he completed the Advanced Management Program at Harvard University in 2005. Mr. Wallace served as chairman of the Institute of Makers of Explosives in 2010 and 2011.

The Board of Directors and Committees Thereof

Prospect Global’s board of directors held ten meetings in fiscal year 2012. Each of our current directors who were directors at such time attended at least 75% of the aggregate total of meetings of the board of directors and committees on which they served. Our non-management directors meet at least one time throughout the year and as necessary or appropriate in executive session as which members of management are not present. Other than those directors who joined the board after our annual meeting and Mr. Holtzman, all of our directors attended our annual meeting. Our policy regarding directors’ attendance at the annual meetings of stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative determinations regarding director independence and other matters

Our board of director follows the standards of independence established under the Nasdaq rules in determining if directors are independent and has determined that Dr. Munitz, Mr. Archer, Mr. Holtzman, Mr. Qiu, Mr. Schatz and Mr. Swiller are “independent directors” under those rules. No independent director receives, or has received, any fees or compensation from Prospect Global other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent. There are no family relationships among any of our executive officers, directors or nominees for directors.

Committees of the board of directors

Pursuant to our amended and restated bylaws, our board of directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our board of directors established in fiscal year 2012 a governance, nominating and compensation committee and a finance and operations committee. In fiscal year 2012, our board of directors also approved the formation of an audit committee, although due to a lack of qualified independent directors, the board did not appoint members to the audit committee until April 1, 2012 as discussed further below. The function of these committees is described below.

Audit committee

Effective as of April 1, 2012, the board appointed Mr. Archer, Mr. Schatz and Mr. Holtzman to the audit committee, with Mr. Archer serving as chair. The board has determined that each of the members of the audit committee meet the Securities and Exchange Commission’s definition of an audit committee financial expert. Each member of the audit committee is an “independent director” pursuant to the independence standards established under the Nasdaq rules. The audit committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities with respect to (1) the integrity of Prospect’s financials statements and financial reporting process and systems of internal controls regarding finance, accounting and compliance with legal and regulatory requirements, (2) the qualifications, independence and performance of Prospect’s independent accountants, and (3) and other matters as set forth in the audit committee charter approved by the board. Management is responsible for Prospect’s financial statements and the financial reporting process, including the systems of internal controls and disclosure controls and procedures. Our independent registered public accountants are responsible for performing an independent audit of Prospect’s financial statements in accordance with generally accepted accounting standards and issuing a report thereon. The audit committee’s responsibility is to monitor and oversee these processes. In fiscal year 2012, we did not have an audit committee because we did not have enough qualified independent directors to form a committee. Accordingly, the audit committee did not hold any meetings in fiscal year 2012, and has not included an audit committee report in this Amendment. However, for the our 10-K for the fiscal year ended March 31, 2012 and filed with the commission on May 10, 2012, the audit committee has (a) reviewed and discussed the audited financials with management, (b) discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 114, as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T and (c) reviewed and recommended to the board that the audited financial statements be included in the company’s annual report on Form 10-K. In the absence of an audit committee, our finance and operations committee performed an equivalent function as discussed below under “Finance and operations committee”. Our board approved a written charter for the audit committee in November 2011 which can be found at www.prospectgri.com under the tab “Investors”.

Governance, Nominating and Compensation committee

We currently have a governance, nominating and compensation committee established at a board of directors meeting on November 14, 2011, which currently consists of Dr. Munitz and Ari Swiller. Dr. Munitz serves as chair of the governance, nominating and compensation committee. The governance, nominating and compensation committee operates pursuant to a written charter which can be found at www.prospectgri.com under the tab “Investors”. The committee meets annually to determine whether to recommend to the board to include the nomination of incumbent directors with expiring terms in the proxy statement. The committee meets at other times as needed to consider candidates to fill any vacancies that may occur. At least once a year, the committee considers whether the number of directors is appropriate for Prospect’s needs and recommends to the board any changes in the number of directors, and reviews the performance of the board.

Director nominations

In the event that vacancies on our board of directors arise, the governance, nominating and compensation committee considers potential candidates for director, which may come to the attention of the governance, nominating and compensation committee through current directors, professional executive search firms, stockholders or other persons. The governance, nominating and compensation committee will consider candidates recommended by stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth under the caption “General Information—Next Annual Meeting of Stockholders” in our proxy statement to our corporate secretary, Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202, Attention: Corporate Secretary. The governance, nominating and compensation committee considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the governance, nominating and compensation committee and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the governance, nominating and compensation committee. All candidates are evaluated at meetings of the governance, nominating and compensation committee. In evaluating such nominations, the governance, nominating and compensation committee seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The governance, nominating and compensation committee considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Scott Reiman, a former director and, together with his affiliates, the holder of 5.6% of our outstanding common stock, suggested that the committee consider nominating Conway J. Schatz as a director. Mr. Schatz was appointed to the board effective April 1, 2012. Our management recommended our incumbent directors for election at our 2012 annual meeting. We did not receive any other director nominations.

Corporate Governance

In addition to director nominations, the governance, nominating and compensation committee monitors the implementation and operation of our corporate governance guidelines and reviews from time to time the adequacy of the corporate governance guidelines in light of broadly accepted practices of corporate governance, emerging governance standards and market and regulatory expectations, and advises and makes recommendations to the board with respect to appropriate modifications. The committee also identifies and reviews measures to strengthen the operation of our governance guidelines, prepares and supervises the implementation of the board’s annual reviews of director independence, and the board’s performance, as contemplated by the corporate governance guidelines, and oversees the board’s processes for evaluation of management.

Compensation subcommittee

Our compensation subcommittee of the governance, nominating and compensation committee currently consists of Dr. Munitz and Mr. Swiller. The compensation subcommittee met three times during fiscal year 2012. The compensation subcommittee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation subcommittee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the subcommittee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation subcommittee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of Prospect Global, trends in management compensation and any other factors that it deems appropriate. Our president and chief executive officer provides the compensation subcommittee with recommendations regarding our compensation program and the compensation of our named executive officers other than himself. The compensation subcommittee is not bound by the input it receives from our president and chief executive officer and exercises independent discretion when making executive compensation decisions. The compensation subcommittee may engage consultants (but has not already done so) in determining or recommending the amount of compensation paid to our directors and executive officer.

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

Finance and operations committee

We currently have a finance and operations committee established at a board of directors meeting on November 14, 2011, which currently consists of Mr. Holtzman, Mr. Swiller and Mr. Schatz (with Mr. Schatz’s appointment dated effective as of April 1, 2012), and met one time during fiscal year 2012. Mr. Swiller serves as chairman of the finance and operations committee. Mr. Swiller, Mr. Schatz and Mr. Holtzman are independent directors. The finance and operations committee monitors matters relating to our financial and business operations, including financial performance, capital structure, financial operations, business operations, capital expenditures, dividends and strategic planning policy matters. In the absence of an audit committee, our finance and operations committee (prior to Mr. Schatz’s appointment) (i) reviewed and discussed the audited financials with management, (ii) discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 114, as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T and (iii) reviewed and recommended to the board that the audited financial statements be included in the company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 and filed with the commission on March 30, 2012.

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

Code of ethics

We have a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any of our officers and employees that are members of our finance team, including any persons performing similar functions. We also have a code of ethics for senior financial officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. Our financial code of ethics and code of ethics for senior financial officers codify the business and ethical principles that govern the financial aspects of our business. Both the financial code of ethics and the code of ethics for senior financial officers were adopted by Triangle prior to the reverse merger and were replaced in October 2011 with our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Communications Policy, Corporate Governance Guidelines, Corporate Governance Guidelines on Director Independence and an Insider Trading Policy. Copies of these policies are available on our website at www.prospectgri.com under the tab “Investors.” We will provide a copy of our financial code of ethics or code of ethics for senior financial officers to any person, at no charge, upon a written request. All written requests should be directed to: Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202, Attention: Corporate Secretary.

Board leadership structure

The board’s current leadership structure separates the positions of chairman and principal executive officer. The board has determined our leadership structure based on factors such as the experience of the applicable individuals, the current business and financial environment faced by Prospect Global, particularly in view of its financial condition and industry conditions generally and other relevant factors. After considering these factors, we determined that separating the positions of chairman of the board and principal executive officer is the appropriate leadership structure at this time. The board, through the chairman is currently responsible for the strategic direction of Prospect Global. The chief executive officer is currently responsible for the day to day operation and performance of Prospect Global. The board feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

The board’s role in risk oversight

It is management’s responsibility to manage risk and bring to the board’s attention any material risks to Prospect Global. The board has oversight responsibility for Prospect Global’s risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Item 11.    Executive Compensation

Compensation of Directors

On March 20, 2012, Prospect’s board of directors resolved to change our fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012. The table below sets forth the compensation earned by our non-employee directors during the 2012 and 2011 fiscal years taking into account our change in fiscal year. There were no non-equity incentive plan compensation, change in pension value or any non-qualifying deferred compensation earnings during these fiscal years. All amounts are in dollars. On February 11, 2011, Prospect Global (formerly known as Triangle Castings, Inc.) completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation incorporated on August 5, 2010, referred to herein as Old Prospect Global.

Name	Year	Fees Earned or Paid in Cash Compensation	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Barry Munitz(1),(11)	2012	$37,500	—	$1,363,952	—	$1,401,452
	2011	—	$1,125	—	—	$1,125

Chad Brownstein(2),(11)	2012	$12,500	—	$340,988	—	$353,488
	2011	—	—	—	—	—

Devon Archer(3),(11)	2012	$12,500	—	—	—	$12,500
	2011	—	—	—	—	—

Marc Holtzman(4),(11)	2012	$12,500	—	$1,022,964	—	$1,035,464
	2011	—	—	—	—	—

Zhi Zhong Qiu(5),(11)	2012	$12,500	—	$681,976	—	$694,476
	2011	—	—	—	—	—

Scott Reiman(6),(11)	2012	$12,500	—	$681,976	—	$694,476
	2011	—	—	—	—	—

J. Ari Swiller(7),(11)	2012	$17,500	—	$340,988	—	$358,488
	2011	—	$150	—	—	$150

Conway J. Schatz(8),(11)	2012	—	—		—	—
	2011	—	—	—	—	—

Mitsuru Kataoka(9)	2012	—	—	—	—	—
	2011	—	$150	—	—	$150

Denis M. Snyder(10)	2012	—	—		—	—
	2011	—	—	—	—	—

Joseph E. McMillan(10)	2012	—	—	—	—	—
	2011	—	—	—	—	—

(1)                                 Dr. Munitz joined our board of directors as chairman in February 2011. From August 2010 to February 2011, Dr. Munitz served as chairman of the board of directors of Old Prospect Global. Dr. Munitz did not receive any expense reimbursements from us in fiscal years 2012 and 2011.

(2)                                 Mr. Brownstein joined our board of directors as non-executive vice chairman in August, 2011 and became executive vice chairman on August 1, 2012. Mr. Brownstein received expense reimbursements from us of $22,266 in fiscal year 2012 and $-0- in fiscal year 2011.

(3)                                 Mr. Archer joined our board of directors in March, 2012. Mr. Archer did not receive any expense reimbursements from us in fiscal years 2012 or 2011.

(4)                                 Mr. Holtzman joined our board of directors in April, 2011. Mr. Holtzman received expense reimbursements from us of $0 in fiscal year 2012 and $1,893 in fiscal year 2011.

(5)                                 Mr. Qiu joined our board of directors in November, 2011. Mr. Qiu did not receive any expense reimbursements from us in fiscal years 2012 or 2011.

(6)                                 Mr. Reiman joined our board of directors in August, 2011 and resigned in March, 2012. Mr. Reiman did not receive any expense reimbursements from us in fiscal years 2012 or 2011.

(7)                                 Mr. Swiller joined our board of directors in February, 2011. From October 2010 to February 2011, Mr. Swiller served as a director of Old Prospect Global. Mr. Swiller did not receive any expense reimbursements from us in fiscal years 2012 or 2011.

(8)                                 Mr. Schatz joined our board of directors as of April 1, 2012. Mr. Schatz did not receive any expense reimbursements from us in fiscal years 2012 or 2011.

(9)                                 Mr. Kataoka joined the board of directors of Old Prospect Global in August 2010 and resigned from the Old Prospect Global board in October 2010. Mr. Kataoka did not receive any expense reimbursements from Old Prospect Global. Mr. Kataoka received payments of $60,000 in fiscal year 2012 and $15,000 in fiscal year 2011 for consulting services that were unrelated to board service.

(10)                          Denis Snyder and Joseph McMillan resigned from the board of directors of Triangle on February 11, 2011 in connection with the consummation of the reverse merger.

(11)                          For the years ended March 31, 2011 and March 31, 2012, we paid annual cash compensation (payable quarterly) of $75,000 to our chairman of the board, $50,000 to the chairman of the audit committee, $35,000 to the chairmen of the finance committee and the compensation and operations committee and $25,000 to each other non-employee director. Such amounts are reflected in the table above.

Executive Compensation

Summary compensation table

On March 20, 2012, Prospect’s board of directors resolved to change our fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012. The table below sets forth the compensation earned by our named executive officers during the 2012 and 2011 fiscal years taking into account our change in fiscal year. There were no non-equity incentive plan compensation, change in pension value or any non-qualifying deferred compensation earnings during fiscal 2012 or 2011. The amounts in the table are in dollars.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Patrick L. Avery(1)	2012	$269,167		$270,000	—		$2,045,928	—	—	$27,005	$2,612,100
Chief Executive Officer, President and Director	2011	$149,230	(7)	$25,000	$1,500	(2)	—	—	—	$10,937	$186,667
Jonathan Bloomfield(3)	2012	$185,000		$90,000	—		$704,012	—	—	$10,344	$989,356
Chief Financial Officer, until September 5, 2011	2011	$107,917		$45,000	$500	(4)	—	—	—	$4,198	$157,615
Wayne Rich	2012	$156,597		$100,000	—		$3,443,751	—	—	$11,799	$3,712,147
Chief Financial Officer, starting September 6, 2011	2011	—		—	—		—	—	—	—	—
Chad Brownstein(5)	2012	—		—	—		—	—	—	—	—
Executive Vice Chairman, starting August 1, 2012	2011	—		—	—		—	—	—	—
Brian W. Wallace(5)	2012	—		—	—		—	—	—	—	—
Chief Operating Officer, Executive Vice President starting August 15, 2012	2011	—		—	—		—	—	—	—	—
Denis M. Snyder(5)	2012	—		—	—		—	—	—	—	—
Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2011	—		$48,000	—		—	—	—	—	$48,000

(1)                                     Mr. Avery was appointed director, chief executive officer and president of Old Prospect Global on August 17, 2010 and upon consummation of the reverse merger in February 2011 was appointed director, chief executive officer and president of Prospect Global on February 11, 2011.

(2)                                     Reflects the value of awards of shares of common stock, valued at the closing price on the date of the grant. Mr. Avery, received a stock grant award of 1,500,000 shares on August 17, 2010 with vesting occurring over a two-year period. As of March 31, 2012, 1,250,000 shares of Mr. Avery’s grant had vested and the remaining 250,000 shares will vest on August 17, 2012. As of March 31, 2011, Mr. Avery was not vested in 750,000 shares of common stock valued at $750 that had been granted to him. Old Prospect Global recognized $750 of compensation expense in the fiscal year ending March 31, 2011 for these shares.

(3)                                     Mr. Bloomfield was appointed chief financial officer of Old Prospect Global on September 1, 2010, appointed chief financial officer of Prospect Global on February 11, 2011 and served in this capacity until September 6, 2011 when Mr. Bloomfield became Prospect Global’s vice president of corporate development. Wayne Rich became Prospect Global’s chief financial officer effective September 6, 2011.

(4)                                     Reflects the value of awards of shares of common stock, valued at the closing price on the date of the grant. Under Mr. Bloomfield’s employment agreement as chief financial officer, 100,000 of Mr. Bloomfield’s shares vested on September 1, 2010 and 200,000 shares vested on September 1, 2011 and the remaining 200,000 shares will vest on September 1, 2012. The remaining unvested shares will vest immediately upon a change of control or if Mr. Bloomfield’s services as vice president of corporate development are terminated other than for cause or by Mr. Bloomfield. As of March 31, 2011, Mr. Bloomfield was not vested in 400,000 shares of common stock valued at $400 that were granted to him under his employment agreement as chief financial officer. Old Prospect Global recognized $100 of compensation expense in the fiscal year ending March 31, 2011 for these shares.

(5)                                     Mr. Brownstein and Mr. Wallace did not earn compensation as named executive officers during our 2012 and 2011 fiscal years.

(6)                                     Mr. Snyder resigned as Triangle’s chief executive officer, chief financial officer, treasurer, secretary and director effective as of February 11, 2011. Mr. Avery became Prospect Global’s chief executive officer on that date upon consummation of the reverse merger.

(7)                                     Other compensation consists of payments by Prospect Global of executive health benefits for coverage for the named executive officers. Mr. Avery received expense reimbursements from Old Prospect Global during fiscal year 2011 in the amount of $6,953 and received expense reimbursements from Prospect Global in the amount of $1,900 in fiscal year 2011 and $6,450 in fiscal year 2012. Mr. Bloomfield received expense reimbursements in the amount of $3,747 from Old Prospect Global during fiscal year 2011 and received expense reimbursements from Prospect Global in the amount of $734 in fiscal year 2011 and $2,603 in fiscal year 2012. Mr. Rich received expense reimbursement in the amounts of $0 in fiscal year 2011 and $3,971 in fiscal year 2012 from Prospect Global.

(8)                                     Does not include the $25,000 paid by Old Prospect Global to LDR Solutions LLC, Mr. Avery’s consulting business, for services rendered by LDR Solutions LLC in preparation for the incorporation of Old Prospect Global. The material terms of the oral agreement pursuant to which LDR Solutions LLC provided such services are more fully described in “Certain Relationships and Related Party Transactions.”

Equity Compensation Plan Information

The table below describes equity compensation plans approved by our stockholders prior to August 1, 2012:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2011 Employee Equity Incentive Plan (1),(3)	3,336,000	(2)	$3.49	1,664,000	(2)
2011 Director and Consultant Equity Incentive Plan (1), (4)	2,485,000	(2)	$3.67	15,000	(2)

(1)                                 Reflects equity compensation plans approved by our stockholders. We currently do not have any equity compensation plans that have not been approved by our stockholders.

(2)                                 Represents shares of common stock.

(3)                                 Provides for the grant of such awards, as well as incentive stock option awards, to employees (including employees who are officers) of Prospect and its qualifying subsidiaries.

(4)                                 Provides for the grant of such awards to non-employee directors and consultants of Prospect and its qualifying subsidiaries.

Outstanding Equity Awards at Fiscal Year-End

The below table contains information regarding unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of March 31, 2012:

	OPTION AWARDS						STOCK AWARDS
Name and Principal Position (a)	Number of Securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) exercisable (c)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)		Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)		Market value of shares or units of stock that have not vested ($) (h)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity inventive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($) (j)
Patrick L. Avery(1)	—	600,000	—		$4.25	12/26/2021	250,000	(5)	$2,500,000	(7)	—	—
Chief Executive Officer, President and Director
Jonathan Bloomfield(2)	—	—	200,000	(3)	$4.25	12/26/2021	200,000	(6)	2,000,000	(7)	—	—
Chief Financial Officer, until September 5, 2011
Wayne Rich	—	500,000	500,000	(4)	$4.25	12/26/2021	—		—		—	—
Chief Financial Officer, starting September 6, 2011
Chad Brownstein(8)	—	—	—		—	—	—		—		—	—
Executive Vice Chairman starting August 1, 2012
Brian W. Wallace(8)	—	—	—		—	—	—		—		—	—
Chief Operating Officer, Executive Vice President, starting August 15, 2012

(1)                                      Mr. Avery was appointed director, chief executive officer and president of Old Prospect Global on August 17, 2010 and upon consummation of the reverse merger in February 2011 was appointed director, chief executive officer and president of Prospect Global on February 11, 2011.

(2)                                      Mr. Bloomfield was appointed chief financial officer of Old Prospect Global on September 1, 2010, appointed chief financial officer of Prospect Global on February 11, 2011 and served in this capacity until September 6, 2011 when Mr. Bloomfield became Prospect Global’s vice president of corporate development. Wayne Rich became Prospect Global’s chief financial officer effective September 6, 2011.

(3)                                      100,000 options vest on December 31, 2012 and the remaining 100,000 options vest on December 31, 2013.

(4)                                      These options vest on September 6, 2012.

(5)                                      These shares vest on August 17, 2012.

(6)                                      These shares vest on September 1, 2013.

(7)                                      Close price of our stock on March 30, 2012 was $10.00.

(8)                                      Mr. Brownstein and Mr. Wallace were not named executive officers as of the end of March 31, 2012.

Employment Agreements with Executive Vice Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and Executive Vice President

We have an at will employment agreement with Mr. Brownstein effective August 1, 2012. Mr. Brownstein is our executive vice chairman, reporting to our non-executive board chairman. Under the agreement Mr. Brownstein is required to devote all of his professional time with respect to natural resources to Prospect Global. He receives a base salary of $375,000 per year and is eligible for an annual cash bonus at the discretion of the compensation committee of the board of directors.

We have an at will employment agreement with Mr. Avery. Mr. Avery receives an annual base salary of $480,000 and received a stock grant of 1,500,000 shares of our common stock, of which 500,000 of the shares vested on August 17, 2010, 250,000 shares vested on December 1, 2010, 500,000 shares vested on August 17, 2011 and the remaining 250,000 shares will vest on August 17, 2012. The remaining unvested shares will vest immediately upon a change of control or if Mr. Avery’s services as chief executive officer are terminated other than for cause or by Mr. Avery. Mr. Avery is eligible for an annual cash bonus based on performance goals that may include targets related to earnings before interest taxes, depreciation and amortization, with a targeted bonus of 120% of the then current base salary (with board approval). On December 27, 2011, Mr. Avery was granted 600,000 options which vested immediately, have an exercise price of $4.25 and expire on December 26, 2021.

We have an at will employment agreement with Mr. Rich. Mr. Rich receives an annual salary of $275,000 and received options to purchase 1,000,000 shares of our common stock exercisable at $4.25 per share. 250,000 of the options vested on December 27, 2011, 250,000 options vested on March 4, 2012 and 500,000 options will vest on September 6, 2012. The options will vest immediately upon a change of control or if Mr. Rich’s services as chief financial officer are terminated other than for cause or by Mr. Rich. Mr. Rich is eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors (or the board in the compensation committee’s absence) in a minimum amount of 80% of base salary and a maximum amount of 120% of base salary. Mr. Rich’s annual bonus cannot be less than $100,000 annually pursuant to the terms of his at will employment agreement.

Our Mr. Wallace has an at will employment agreement with us effective August 15, 2012. Pursuant to the terms of his employment agreement, he receives a base salary of $450,000 per year and is expected to receive no later than November 15, 2012 options to purchase 1,000,000 shares of our common stock exercisable at fair market value at the time of grant. 500,000 of the options will be vested on the grant date, 250,000 options will vest on August 15, 2013 and 250,000 options will vest on August 15, 2014. The options will vest immediately upon a change of control or if Mr. Wallace’s services as chief operating officer are terminated by us other than for cause or by Mr. Wallace for good reason. Mr. Wallace is eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors in a maximum amount of 120% of base salary.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 1, 2012 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of August 1, 2012, we had 55,264,468 issued and outstanding shares of common stock. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Central Valley Administrators, Inc.	10,538,583	19.1%
Very Hungry LLC(3)	12,430,335	20.7%
BlackRock, Inc.	5,769,230	10.4%
The Karlsson Group(4)	5,605,834	9.2%
Bevan Cooney	4,000,000	7.2%
COR Investments II LLC(5)	4,127,678	7.5%
Scott J. Reiman(6)	3,181,427	5.6%
Avalon Portfolio, LLC(7)	3,184,435	5.6%
Delta Offshore Master Ltd(8)	2,352,942	4.2%

Directors and Executive Officers
Patrick L. Avery, Chief Executive Officer, President, Director(9)	2,250,000	4.0%
Dr. Barry Munitz, Chairman of the Board of Directors(10)	1,675,000	3.0%
Chad Brownstein, Executive Vice Chairman of the Board of Directors(11)	8,250,660	13.8%
Marc Holtzman, Director(12)	300,000	0.5%
J. Ari Swiller, Director(13)	250,000	0.5%
Devon Archer, Director(14)	100,000	0.2%
Zhi Zhong Qiu, Director(15)	200,000	0.4%
Conway J. Schatz(16)	0	0%
Wayne Rich, Chief Financial Officer(17)	1,000,000	1.8%
Total beneficial ownership of directors and officers as a group (nine persons)(9)(10)(11)(12)(13)(14)(15)(16)(17)(18)	14,025,660	22.3%

(1)                                 Each person listed has sole investment and/or voting power with respect to the shares indicated, except as otherwise noted. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership. Amounts listed in this column reflect shares issuable upon the exercise of options and warrants exercisable on August 1, 2012 or within 60 days thereafter.

(2)                                 Number of shares deemed outstanding includes 55,264,468 shares of our common stock outstanding as of August 1, 2012 and any grants, options and warrants for shares that are exercisable by such beneficial owner on August 1, 2012 or within 60 days thereafter.

(3)                                 Very Hungry LLC holds 7,588,727 shares of our common stock and immediately exercisable warrants to purchase 1,860,530 shares of our common stock at $4.25 per share expiring on November 12, 2012, immediately exercisable warrants to purchase 479,228 shares of our common stock at $3.00 per share expiring on April 25, 2013, immediately exercisable warrants to purchase 1,797,103 shares of our common stock at $3.00 per share expiring on April 25, 2014 and immediately exercisable warrants to purchase 704,747 shares of our common stock at $3.83 expiring on September 19, 2013. The address of the reporting person is 730 17th St., Suite 800, Denver CO 80202.

(4)                                 The Karlsson Group holds immediately exercisable warrants to purchase 5,605,834 shares of our common stock at $4.25 per share expiring on May 30, 2019.

(5)                                 COR Investments II LLC holds 3,000,000 shares of our common stock and is affiliated with our stockholders COR Capital Holdings, COR Advisors LLC and COR US Equity Income Fund. Such amount includes (i) COR Investments II LLC’s 3,000,000 shares of our common stock, (ii) COR Capital Holdings’ 240,000 shares of our common stock, (iii) COR Advisors LLC’s 100,000 shares of our common stock, (iv) COR US Equity Income Fund’s 579,322 shares of our common stock, and (v) 208,356 shares of our common stock issued to Arrow Capital Management, whose investment advisor is COR Capital Management LLC. The address of the reporting person is 233 Wilshire Blvd., Suite 830, Santa Monica, CA 90401.

(6)                                 Such amount includes (i) personal holdings of immediately exercisable options to purchase 200,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and (ii) 1,087,740 shares of our common stock and immediately exercisable warrants to purchase 727,705 shares of our common stock at $4.25 per share expiring on November 12, 2012, immediately exercisable warrants to purchase 187,439 shares of our common stock at $3.00 per share expiring on April 25, 2013, immediately exercisable warrants to purchase 702,897 shares of our common stock at $3.00 per share expiring on April 25, 2014 and immediately exercisable warrants to purchase 275,646 shares of our common stock at $3.83 expiring on September 19, 2013, each held by the Scott Reiman 1991 Trust. The address of the reporting person is 730 17th St., Suite 800, Denver CO 80202.

(7)                                 Avalon Portfolio, LLC holds 1,284,435 shares of our common stock and an immediately exercisable warrant to purchase 1,900,000 shares of our common stock at $3.00 per share expiring on February 3, 2014. The address of the reporting person is 5786 La Jolla Blvd., La Jolla, CA 92037.

(8)                                 Such amount includes (i) Delta Institutional LP’s 209,900 shares of our common stock and an immediately exercisable warrant to purchase 209,900 shares of our common stock at $4.25 per share expiring on January 31, 2013 (ii) Delta Offshore Master Ltd’s 867,771 shares of our common stock and an immediately exercisable warrant to purchase 867,771 shares of our common stock at $4.25 per share expiring on January 31, 2013 and (iii) Delta Onshore LP’s 98,800 shares of our common stock and an immediately exercisable warrant to purchase 98,800 shares of our common stock at $4.25 per share expiring on January 31, 2013. Delta Institutional LP, Delta Offshore Master Ltd and Delta Onshore LP are affiliated entities. The address of the reporting person is Trefelet & Company LP, 900 3rd Avenue, 5th Floor, New York, NY 10022.

(9)                                 Mr. Avery, our president and chief executive officer, received stock-based compensation of 1,500,000 shares of common stock on August 17, 2010, of which 1,250,000 shares have vested and 250,000 shares will vest on August 17, 2012. On December 27, 2011, Prospect granted Mr. Avery immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and on July 2, 2012, Mr. Avery was granted options to purchase 300,000 shares of our common stock of which 150,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Employee Equity Incentive Plan. The options granted on July 2, 2012 have an exercise price of $2.60 per share and expiration date of July 1, 2022. Mr. Avery also owns a 10% non-voting ownership in Buffalo Management LLC. Chad Brownstein, our executive vice chairman, has sole voting and dispositive power of the shares owned by Buffalo. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(10)                          Dr. Munitz, our board chairman, holds 1,125,000 shares of our common stock and immediately exercisable options to purchase 700,000 shares of our common stock of which 150,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan. Of the 700,000 options, 400,000 have an exercise price of $4.25 per share and an expiration date of December 26, 2021 while 300,000 have an exercise price of $2.60 per share and expiration date of July 1, 2022. Mr. Munitz also owns a 15% non-voting ownership interest in Buffalo Management LLC. Chad Brownstein, our executive vice chairman, has sole voting and dispositive power of the shares owned by Buffalo. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(11)                          This amount includes (i) Mr. Brownstein’s personal holdings of immediately exercisable options to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 200,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022 (of which 100,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan) (ii) 816,667 shares of our common stock and a warrant to purchase 4,433,993 shares of our common stock at an weighted average exercise price of $3.07 per share held by Buffalo Management LLC and (iii) 2,900,000 shares of our common stock owned by Quincy Prelude LLC. Mr. Brownstein owns 100% of the voting interest of Quincy Prelude LLC. Quincy Prelude LLC owns 100% of the voting interests and 75% of the economic interests of Buffalo Management LLC and has sole voting and dispositive power of the shares owned by Buffalo.

(12)                          Mr. Holtzman, one of our directors, holds immediately exercisable options to purchase 300,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022 (of which 70,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan). The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(13)                          Mr. Swiller, one of our directors, holds 150,000 shares of our common stock and immediately exercisable options to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022 (of which 70,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan). The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(14)                          Mr. Archer, one of our directors, has sole voting and dispositive power of the 100,000 shares of our common stock beneficially owned by Archer Diversified Investments LLC. In addition, Mr. Archer’s personal holdings include options to purchase 300,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022 (of which 150,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan). The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(15)                          Mr. Qiu, one of our directors, holds immediately exercisable options to purchase 200,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022 (of which 70,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan). The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(16)                          Mr. Schatz joined our board of directors effective as of April 1, 2012 holds options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022 (of which 70,000 are subject to approval by shareholders to increase the amount of shares that are available under the 2011 Director and Consultant Equity Incentive Plan). Mr. Schatz is a manager of Very Hungry LLC but does not have dispositive power over the shares owned by Very Hungry LLC.

(17)                          Mr. Rich, our chief financial officer, holds options to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. Half of these options are immediately exercisable and half vest on September 6, 2012. The address of the reporting person is c/o Prospect Global Resources Inc., 1621 18th Street, Suite 260, Denver, CO 80202.

(18)                          Some of these shares are subject to vesting as described in these footnotes.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

We will present all possible transactions between us and our officers, directors or 5% stockholders, and our affiliates to the board of directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. Appropriate protocols regarding conflicts of interest and transactions with related persons are addressed in writing in our Code of Business Conduct and Ethics. During fiscal years 2012 and 2011 through the date of this report, we have engaged in the following transactions with related parties:

LDR Solutions LLC.   Patrick Avery, president and chief executive officer of Prospect provided consulting services to the founding stockholders of Old Prospect Global prior to the inception of Old Prospect Global though his consulting business, LDR

Solutions LLC, pursuant to an oral agreement. From March 2010 to August 2010, LDR Solutions, LLC received an aggregate of $25,000 in compensation based on $150 per hour of services provided. This payment was recorded as general and administrative expense during the third quarter of 2010. The scope of the consulting included initial analysis of the potash potential in the Holbrook Basin, mine planning, forecasting and negotiations with The Karlsson Group. Upon Mr. Avery’s employment with Old Prospect Global, the consulting agreement terminated.

Buffalo Management LLC.    In August, 2010, Old Prospect Global entered into a management services agreement with Buffalo Management LLC, which was amended in November, 2010 and was assigned to us at the merger closing. Buffalo Management provides advisory and management services to Prospect which includes but is not limited to identifying, analyzing, and structuring growth initiatives, strategic acquisitions and investments and arranging debt and equity financing. To date, Buffalo has sourced investors, facilitated Prospect’s leasehold position in the Holbrook Basin and generated business development opportunities throughout international sales markets. As compensation for these services, we have agreed to pay Buffalo Management (i) a consulting fee of $20,000 per month, (ii) an annual management fee in an amount equal to 2% of our annual gross revenues as shown on our audited financial statements each year, (iii) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by us equal to 1% of the transaction value, and (iv) an advisory fee of $650,000 related to consummating a transaction in which Old Prospect Global merges with or becomes a wholly-owned subsidiary of a publicly traded company. We will also reimburse Buffalo Management for office expenses up to $5,000 per month. Buffalo Management also received a warrant to purchase 1,813,539 shares of our common stock at an exercise price of $3.75 per share and such warrant expires June 21, 2016. In connection with the management services agreement with Buffalo Management, we entered into a registration rights agreement which requires us to register for resale the common stock and the shares of common stock issuable upon exercise of the warrant. During 2011, Old Prospect Global and Buffalo Management reached an agreement whereby Buffalo received 1,516,667 shares of Old Prospect Global’s common stock, with an estimated fair value of $288,167, in lieu of cash for amounts due for management fees, office expenses and advisory fees through February 11, 2011. From January 1, 2011 through July 31, 2012, Prospect paid Buffalo $407,500, of which $257,500 related to amounts accrued by Prospect and owed to Buffalo through December 31, 2011.

On August 1, 2012 we entered into a termination of management services agreement with Buffalo Management. The management services agreement, which was terminable only by Buffalo Management, provided for fees to Buffalo Management for management services rendered in connection with significant transactions such acquisitions, dispositions and financings. Also on August 1, 2012 Chad Brownstein, the principal at Buffalo Management who rendered services to us pursuant to the management services agreement and our non-executive board chairman, became our executive vice chairman, a salaried employee of Prospect.

Pursuant to the termination agreement we: (i) paid Buffalo Management $975,000 cash and a warrant to purchase 352,150 shares of our common stock for $2.60 per share in satisfaction of the $1,500,000 fee payable to Buffalo Management in connection with the acquisition of the 50% of American West Potash LLC that we did not previously own and described above; (ii) issued Buffalo Management a warrant to purchase 268,304 shares of our common stock for $2.60 per share in connection with services rendered by Buffalo Management in connection with our recent public offering of 15,400,000 shares of common stock at $2.60 per share; and (iii) issued Buffalo a warrant to purchase 2,000,000 shares of our common stock for $2.60 per share in consideration of Buffalo Management’s terminating its right to future transaction fees and the $25,000 monthly consulting and office space reimbursement fee under the management services agreement. The fee payable to Buffalo Management equal to 2% of Prospect’s annual gross revenues provided for under the management services agreement survives the termination in perpetuity.

Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management LLC. Chad Brownstein, one of our directors and our executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick Avery, our chief executive officer, owns a 10% non-voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.

Hexagon Investments, LLC.    One of our former board members, Scott Reiman, who served on our board from August, 2011 to March, 2012, is the founder of Hexagon Investments, LLC. Hexagon was not a related party prior to these transactions. The details for these transactions with Hexagon are summarized below:

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

•                  On September 19, 2011, we issued a $1,500,000 convertible secured note in exchange for net proceeds of $1,500,000. This note converted to 399,033 shares of our common stock on November 22, 2011. We also issued Hexagon a warrant to purchase up to 980,392 shares of our common stock at an exercise price of $3.83 per share, which is exercisable until September 18, 2013. In connection with issuance of the convertible note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

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

Also on November 22, 2011 we entered into a royalty agreement with Grandhaven Energy, LLC, another affiliate of Hexagon, whereby we sold Grandhaven an overriding royalty interest of 1% of the gross proceeds received by our subsidiary, American West Potash, or AWP, from the extraction of potash from its existing land holdings for $25,000 cash. If (i) the Arizona State Land Department declines to issue any lease to AWP with respect to any state exploration permit, or (ii) the Arizona State Land Department terminates any state exploration permit, or (iii) the Arizona State Land Department refuses to consent to the assignment of any royalty interests in any Arizona state lease, or requires any reduction of or imposes any condition on such royalty interests as a condition of approving an assignment of such royalty interests or approving any royalty reduction or other action with respect to a state lease, or (iv) if AWP has not been issued all of the state leases and conveyed to Grandhaven all royalty interests in all of AWP’s Arizona state leased premises on or before March 1, 2013, Grandhaven shall have the option to receive substitute royalty interests from us in the same number of acres in portions of our non-Arizona state properties, in a percentage sufficient to compensate Grandhaven for the reduced royalty interests in the affected state lease. If AWP has not been issued any Arizona state leases as of the date that AWP conveys assignments of the royalty interest in the non-Arizona state properties Grandhaven may elect to receive in substitution an assignment of a 1.388% royalty interest in all of the non-Arizona state leased premises. If we do not deliver assignments of the royalty interest from AWP to Grandhaven by December 31, 2013, Grandhaven has the option, at anytime thereafter, to purchase shares of our common stock at $4.25 per share in exchange for the surrender by Grandhaven of royalty interests for which assignments have not been obtained, valued at their fair market value at that time.

•                  On June 7, 2012, Hexagon consummated the contribution of all of its shares of common stock and warrants to purchase common stock to Very Hungry LLC. Subsequent to that transaction, the Scott Reiman 1991 Trust liquidated its membership Interest in Very Hungry and received a pro rata distribution of its interests in Very Hungry, including equity securities of Prospect. The beneficial ownership table set forth above reflects these transactions.

•                  On July 5, 2012, Very Hungry purchased 4,807,692 shares of our common stock at $2.60 per share in our recent public offering.

COR Advisors LLC.    On July 5, 2011, we entered into an Investor Relations Consulting Agreement with COR Advisors LLC, pursuant to which COR will provide to us investor relations services. This Investor Relations Consulting Agreement was subsequently amended on May 9, 2012 and on August 1, 2012. In connection with these amendments, COR’s services were extended through July 4, 2015 and expanded to provide additional services beyond investor relations following our recent public offering. For services performed during the year ending on July 5, 2012, COR received (a) as compensation 300,000 shares of our common stock with 100,000 shares fully vesting on execution, 100,000 shares vesting on January 5, 2012 and 100,000 shares vesting on July 5, 2012 and (b) a onetime bonus of 40,000 shares of our common stock upon the listing of our shares on The NASDAQ Capital Market. COR will receive as compensation an additional 300,000 shares of our common stock for services to be performed during the year ending on July 5, 2013 with 75,000 of the shares vesting at the end each quarter during the renewal period. COR will also receive a monthly retainer of $20,000 through July 4, 2015 as compensation for its services. COR and its affiliates beneficially own more than 5% of our common stock.

The Karlsson Group Credit Facility.    Prospect Global conducts its operations through its wholly-owned subsidiary, Old Prospect Global, which owns a 50% operated interest in AWP. Old Prospect Global provided The Karlsson Group, Inc., the other 50% owner of AWP, with a $250,000 credit facility to fund expenses pertaining to leasehold activity in the Holbrook Basin that The Karlsson Group incurred subsequent to September 1, 2010. Advances under the credit facility accrued interest at 8% per annum. Pursuant to AWP’s Operating Agreement, approximately $78,000 in advances and accrued interest were repaid in January 2011 by deducting the principal and interest from Old Prospect Global’s initial $2,200,000 cash contribution to AWP, and Old Prospect Global simultaneously terminated the credit facility.

Related Party Receivables from AWP.    Old Prospect Global paid $27,849 in 2010 and Prospect Global paid approximately $14,112 in 2011 on behalf of AWP. As a result of the consolidation of financial statements, related party receivables are eliminated upon consolidation.

Purchase of Remaining 50% Interest of AWP from The Karlsson Group.    Prospect entered into an agreement with The Karlsson Group, Inc. on May 30, 2012 whereby Prospect agreed to acquire the 50% of American West Potash LLC that it does not currently own for an aggregate purchase price of $150,000,000, or the equivalent of approximately $2.52 per share, before consideration of royalties and potential contingent payments. The transaction closed on August 1, 2012 at which time Prospect became the sole owner and operator of American West Potash.

Our wholly-owned subsidiary, Old Prospect Global signed a purchase agreement dated May 30, 2012 with The Karlsson Group, Inc. for the acquisition. We paid The Karlsson Group a non-refundable deposit consisting of (a) $6,000,000 cash, of which $5,500,000 was credited against the purchase price, and (b) a warrant to purchase 5,605,834 shares of our common stock for $4.25 per share. At closing, (a) we paid The Karlsson Group an additional $19,500,000 in cash, (b) Old Prospect Global issued The Karlsson Group a senior secured $125,000,000 promissory note and (c) American West Potash granted The Karlsson Group the right to receive 1% of the gross sales received by American West Potash from potash production from the real property over which American West Potash currently has leases, licenses and permits for mining purposes, capped at $75,000,000. In the event of a sale of at least 50% of American West Potash or a merger of American West Potash with or into an unaffiliated entity on or prior to August 1, 2016, we agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75,000,000. In addition, at the closing, American West Potash received an option to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000 which is exercisable for 150 days after payment in full of the promissory note. The stockholders of The Karlsson Group have agreed not to compete with American West Potash within the Holbrook Basin of Arizona prior to August 1, 2015.

Brownstein Hyatt Farber Schreck, LLP.    On July 5, 2011, we entered into a Fee Agreement with Brownstein Hyatt Farber Schreck LLP, pursuant to which Brownstein Hyatt provides government relations services to us. Chad Brownstein, one of our directors, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 696,153 shares of Prospect Global’s common stock. Prospect Global has paid Brownstein Hyatt approximately $2,110,646 in legal and lobbying fees for the period starting January 1, 2011 through August 1, 2012. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global’s common stock which was paid for by issuing a promissory note to Prospect Global in the amount of $750,000 (representing the fair market value of the stock on the purchase date). The promissory note bears interest at the short term applicable federal rate and matures in one year. The promissory note is secured by the common stock purchased, and 20% of the outstanding principal balance constitutes a recourse obligation. As a result of the firm providing Prospect Global with government relations services as of August 15, 2011 and February 3, 2012, the principal amount of the Note was reduced by $750,000. On July 2, 2012, we granted Brownstein Hyatt ten year options to purchase 120,000 shares of our common stock at $2.60 per share as compensation for legal services. Chad Brownstein, our director and non-executive vice chairman, does not share in any of these fees or transactions.

Conflict of Interests

We have established protocols for corporate conflict of interests in our Code of Business Conduct and Ethics policy that prohibits conflicts of interests unless approved by the board of directors. Our board of directors has established a course of conduct whereby it considers in each case whether the proposed transaction is on terms as favorable or more to Prospect Global than would be available from a non-related party. Our board also looks at whether the transaction is fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us. Each of the related party transactions was presented to our board of directors for consideration and each of these transactions was unanimously approved by our board of directors after reviewing the criteria set forth in the preceding two sentences. Each of the related party transaction was individually negotiated, and none of the transactions was contingent upon or otherwise related to any other transaction. As discussed above, copies of our Code of Business Conduct and Ethics policy and Code of Ethics for Senior Financial Advisors can be found on our website: www.prospectgri.com under the tab “Investors”.

Item 14.    Principal Accounting Fees and Services

Webb & Company was Triangle’s independent registered public accounting firm in 2008 and until February 11, 2011. EKS&H LLLP became our independent registered public accounting firm on February 11, 2011 and was Old Prospect Global’s independent registered public accounting firm in 2010. There were no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Webb & Company or EKS&H LLLP to refer to in their respective opinions.

On March 20, 2012, Prospect’s board of directors resolved to change our fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012. The three tables below present the applicable fees in light of our change in fiscal year.

The following table sets forth fees billed by Triangle’s principal accounting firm of Webb & Company for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011(1)	2010(1)
Audit Fees	$5,500	$14,675
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	484	—
	$5,984	$14,675

(1)                                 This table reflects the year ended as of December 31 since Webb & Company ceased being our registered public accounting firm on February 11, 2011 and at the time the services were rendered Prospect’s fiscal year ended on December 31.

The following table sets forth fees billed by EKS&H LLLP, the principal accounting firm for (i) Old Prospect Global for the year ended in 2010 and (ii) Prospect for the year ended in 2011:

	Year Ended December 31,
	2011	2010
Audit Fees	$108,318	$69,492
Audit Related Fees	—	7,860
Tax Fees	—	—
All Other Fees	—	—
	$108,318	$77,352

The following table sets forth fees billed by EKS&H LLLP, the principal accounting firm for (i) Old Prospect Global for the year ended March 31, 2011, (ii) Prospect for the period starting February 11, 2011, the date of our reverse merger, through the year ended March 31, 2011 and (iii) Prospect for the year ended March 31, 2012.

	Year Ended March 31,
	2012	2011(1)	2011(2)
Audit Fees	$140,344	$69,492	$21,102
Audit Related Fees	7,145	—	7,860
Tax Fees	—	—	—
All Other Fees	—	—	—
	$147,489	$69,492	$28,962

(1)                                 These amounts reflect the fees for Old Prospect Global for the year ended March 31, 2011.

(2)                                 These amounts reflect the fees for Prospect for the period starting February 11, 2011 through the year ended March 31, 2011.

Prospect’s board of directors approved the 2011 audit fees as we did not establish an audit committee until April 2012. The audit committee’s pre-approval policies and procedures described in 17 CFR 210.2-01(c)(7)(i) and other protocols are discussed in its written charter which can be found at www.prospectgri.com under the tab “Investors”.

PART IV

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report are as follows:

1.                                      Financial Statements

The following financial statements of Prospect Global are included at the indicated pages of the document as stated below:

Report of Independent Registered Public Accounting Firm	18
Financial Statements:
Consolidated Balance Sheets as of March 31, 2013 and 2012	19
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	20
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	21
Consolidated Statements of Shareholders’ Equity (Deficit) from August 5, 2010 (Inception) to March 31, 2013	22
Notes to Consolidated Financial Statements	23

2.                                      Financial Statement Schedules

Financial statement schedules are omitted because they are not required or not applicable.

3.                                      Exhibits

The following exhibits required by Item 601 of Regulation S-K are incorporated by reference or are filed or furnished with this report as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer’s Current Report on Form 8-K filed on July 20, 2011).

4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

4.2

Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

4.3	Registration Rights Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

4.4	Stockholders Agreement dated January 24, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

4.5	Common Stock Purchase Warrant with Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

4.6	Note Purchase Agreement with COR US Equity Income Fund dated March 11, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

Exhibit No.	Description
4.7	Registration Rights Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

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

4.21

Two year Common Stock Purchase Warrant with Hexagon Investments dated September 29, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

4.22

Registration Rights Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

4.23‡	2011 Employee Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.24‡	2011 Director and Consultant Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.25	Common Stock Purchase Warrant with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.26	Registration Rights Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.27	Amended and Restated Stockholders Agreement dated November 22, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

Exhibit No.	Description
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

10.3	Third Amended and Restated AWP Operating Agreement dated January 21, 2011 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.4	Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.5	Security Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.6‡	Side Letter with Buffalo Management LLC dated February 11, 2011 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.7	Convertible Secured Promissory Note with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

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

10.10	Waiver and Consent with COR Capital dated April 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on April 26, 2011).

10.11	Securities Purchase Agreement with Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.12

Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital and Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.13

Investor Relations Consulting Agreement between the Company and COR Advisors LLC dated July 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on July 8, 2011).

10.14	Fee Agreement between American West Potash LLC and BHFS dated July 5, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on July 8, 2011).

10.15	Secured Partial Recourse Promissory Note dated July 5, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

10.16	Pledge Agreement July 5, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

10.17†	Potash Sharing Agreement dated July 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).

10.18†	First Mineral Lease dated July 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).

10.19†	Second Mineral Lease July 27, 2011 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).

10.20	Securities Purchase Agreement with Avalon Portfolio, LLC August 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

10.21	Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital, Hexagon Investments and Avalon

Exhibit No.		Description
Portfolio, LLC August 3, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

10.22		Rescission Agreement with Marc Holtzman dated August 15, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 19, 2011).

10.23‡		Employment Agreement with Wayne Rich dated September 6, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).

10.24

Securities Purchase Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

10.25		Security Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

10.26		Common Stock Purchase Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

10.27		Amendment to Note Purchase Agreement with COR Capital dated November 22, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

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

10.30

Amendment to COR Advisor LLC Investor Relations Consulting Agreement dated May 9, 2012 (incorporated herein by reference to Exhibit 10.30 to the Company’s Transition Report on form 10-KT filed on May 10, 2012).

14.1		Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1		Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1		List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

23.1*		Consent of North Rim Exploration Ltd.

23.2*		Consent of Tetra Tech

31.1	+ + +	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	+ + +	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

101.INS***	+ + +	XBRL Instance Document.

101.SCH***	+ + +	XBRL Taxonomy Extension Schema.

101.CAL***	+ + +	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	+ + +	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	+ + +	XBRL Taxonomy Extension Label Linkbase.

Exhibit No.		Description
101.PRE***	+ + +	XBRL Taxonomy Extension Presentation Linkbase.

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

+

+              Previously filed.

+

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on May 22, 2013.

PROSPECT GLOBAL RESOURCES INC.

/s/ Damon G. Barber
Damon G. Barber
Chief Executive Officer and Principal Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer’s Current Report on Form 8-K filed on July 20, 2011).

4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

4.2

Senior Secured Convertible Promissory Note with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

4.3	Registration Rights Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

4.4	Stockholders Agreement dated January 24, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

4.5	Common Stock Purchase Warrant with Buffalo Management LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

4.6	Note Purchase Agreement with COR US Equity Income Fund dated March 11, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

4.7	Registration Rights Agreement with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

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

4.21

Two year Common Stock Purchase Warrant with Hexagon Investments dated September 29, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

4.22

Registration Rights Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

4.23‡	2011 Employee Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.24‡	2011 Director and Consultant Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.25	Common Stock Purchase Warrant with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.26	Registration Rights Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.27	Amended and Restated Stockholders Agreement dated November 22, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

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

10.3	Third Amended and Restated AWP Operating Agreement dated January 21, 2011 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.4	Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.5	Security Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.6‡	Side Letter with Buffalo Management LLC dated February 11, 2011 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.7	Convertible Secured Promissory Note with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

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

10.10	Waiver and Consent with COR Capital dated April 20, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on April 26, 2011).

10.11	Securities Purchase Agreement with Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.12

Amended and Restated Security Agreement with Dr. Richard Merkin, COR Capital and Hexagon Investments dated April 25, 2011 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

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

10.25		Security Agreement with Hexagon Investments dated September 19, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 23, 2011).

10.26		Common Stock Purchase Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

10.27		Amendment to Note Purchase Agreement with COR Capital dated November 22, 2011 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

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

10.30

Amendment to COR Advisor LLC Investor Relations Consulting Agreement dated May 9, 2012 (incorporated herein by reference to Exhibit 10.30 to the Company’s Transition Report on form 10-KT filed on May 10, 2012).

14.1		Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1		Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1		List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

23.1	+ + +	Consent of North Rim Exploration Ltd.

23.2	+ + +	Consent of Tetra Tech

31.1*		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
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

101.INS***	+ + +	XBRL Instance Document.

101.SCH***	+ + +	XBRL Taxonomy Extension Schema.

101.CAL***	+ + +	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	+ + +	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	+ + +	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	+ + +	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

‡	Management contract, compensatory plan or arrangement.

+ + +	Previously Filed.