Form 10-Q/A
period 2012-06-30
PROSPECT GLOBAL RESOURCES INC.
filed 2013-05-22
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note: This amendment to Form 10-Q is being filed to revise the mineral disclosure included in footnote 12 to the financial statements and to expand on disclosure relating to our transition from an exploratory stage to a development stage company. No other changes have been made to the financial statements or other financial information herein.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q/A

Amendment No. 1

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: May 21, 2013	By:	/s/ Damon G. Barber
Damon G. Barber
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.1	Consent of North Rim Exploration Ltd. ‡
23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101.SCH*	XBRL Taxonomy Extension Schema ‡
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase ‡
101.DEF*	XBRL Taxonomy Extension Definition Linkbase ‡
101.LAB*	XBRL Taxonomy Extension Label Linkbase ‡
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase ‡

*      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

‡      Previously Filed.