Form 10-Q/A
period 2012-12-31
PROSPECT GLOBAL RESOURCES INC.
filed 2013-05-22
CIK 1477032

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

Explanatory Note:  This amendment to Form 10-Q is being filed to revise the mineral disclosure included herein and to expand on disclosure relating to our transition from an exploratory stage to a development stage company.  No changes have been made to the financial statements or other financial information herein.

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

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(unaudited)

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Cumulative from August 5, 2010 (Inception) through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,029,113)	$(60,630,827)	$(119,817,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	671,831	1,792,104	3,051,915
Derivative expense	1,900,000	39,810,054	56,665,601
Loss on debt extinguishment	—	2,000,000	2,000,000
Amortization of debt discount	—	(55,141)	—
Stock Based Compensation	12,649,432	7,609,103	22,367,388
Interest expense	4,620,174	2,044,808	6,679,364
Karlsson Group Tax Gross Up	6,226,067	—	6,226,067
Depreciation	72,485	2,257	78,478
Changes in assets and liabilities:
Accounts receivable	(6,827)	(780)	(7,500)
Other current assets	206,619	125,957	(621,256)
Deposits	(29,295)	(65,000)	(109,207)
Deferred Fees	(1,937,813)	—	(1,937,813)
Accounts payable	(1,773,402)	(541,767)	(1,101,207)
Accrued liabilities	1,780,879	450,758	2,165,461
Net cash used in operating activities	$(12,648,963)	$(7,458,474)	$(24,360,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(15,539,585)	$(292,249)	$(17,536,643)
Acquisition of equipment	(642,685)	(14,904)	(731,194)
Net cash used in investing activities	$(16,182,270)	$(307,153)	$(18,267,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$—	$5,500,000	$9,048,863
Merkin note amendment	—	(2,000,000)	(2,000,000)
Karlsson Note Principal Payments	(9,718,000)	—	(9,718,000)
Proceeds from common stock issued	61,883,812	11,194,110	79,932,467
Non-controlling interest acquisition	(25,000,100)	—	(25,000,100)
Net cash provided by financing activities	$27,165,712	$14,694,110	$52,263,230

Net increase (decrease) in cash	(1,665,521)	6,928,483	9,634,687
Cash and cash equivalents- beginning of period	11,300,208	642,902	—
Cash and cash equivalents - end of period	$9,634,687	$7,571,385	$9,634,687

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions
Convertible notes and accrued interest converted into shares of common stock	$—	$(8,417,285)	$(9,492,918)
Common stock attributable to reverse merger	$—	$—	$1,735
Fair value of land contributed by non-controlling interest	$—	$—	$(11,000,000)
Note receivable in exchange for shares of common stock	$—	$(750,000)	$(750,000)
Warrants issued and recorded as deferred financing costs	$—	$(42,600)	$(42,600)
Grandhaven Option, net of $25,000 receivable	$—	$4,035,635	$4,035,635
Development activities accrued/in accounts payable	$2,095,438	$750,000	$2,095,438
Capitalized equity-based compensation	$2,950,037	$—	$2,950,037
SK Land Holdings Option	$500,000	$—	$500,000
Capital expenditures in accounts payable	$11,500	$—	$11,500
Sichuan success fee (in accrued liabilities)	$1,937,813	$—	$1,937,813
Sichuan success fee (equity component)	$3,875,625	$—	$3,875,625

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

During calendar year 2011, we completed approximately 70 miles of 2D seismic testing and the drilling and coring of 12 holes. This was combined with the historic information from approximately 58 holes in our project area, the results of which were used to delineate the potash potential on our acreage. In June 2012, we completed the drilling and coring of an additional 10 holes. As part of our ongoing exploration and development work, in 2011 we engaged third party technical consultants i) North Rim Exploration Ltd. to complete a NI 43-101 mineral resource estimate, which was updated in August 2012, which we refer to as the Resource Calculation, and ii) Tetra Tech, Inc. to perform a Preliminary Economic Analysis, or PEA.

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

In November and December 2012, we completed the drilling of an additional six holes, which were undertaken to provide cores for additional analyses.

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

a)             Drilling another six to eight infill wells;

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

23.1+	Consent of North Rim Exploration Ltd.
23.2+	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on December 26, 2013 and incorporated herein by reference
99.2

The Risk Factors set forth under the caption “Risk Factors on pages S-15 through S-30 in the Company’s Prospectus Supplement dated November 8, 2012 and filed with the Securities and Exchange Commission on November 9, 2012 and incorporated herein by reference

101.SCH*+	XBRL Taxonomy Extension Schema
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*+	XBRL Taxonomy Extension Definition Linkbase
101.LAB*+	XBRL Taxonomy Extension Label Linkbase
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.

‡	Management contract or compensatory plan arrangement.

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: May 21, 2013	By:	/s/ Damon Barber
Damon Barber
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

23.1+	Consent of North Rim Exploration Ltd.
23.2+	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on May 10, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on December 26, 2013 and incorporated herein by reference
99.2

The Risk Factors set forth under the caption “Risk Factors on pages S-15 through S-30 in the Company’s Prospectus Supplement dated November 8, 2012 and filed with the Securities and Exchange Commission on November 9, 2012 and incorporated herein by reference

101.SCH*+	XBRL Taxonomy Extension Schema
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*+	XBRL Taxonomy Extension Definition Linkbase
101.LAB*+	XBRL Taxonomy Extension Label Linkbase
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.

‡	Management contract or compensatory plan arrangement.

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