Form 10-K
period 2013-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2013-07-01
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Registrant’s telephone number including area code:

(303) 990-8444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.001 par value Common Stock	NASDAQ

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $55.1 million, based on the closing price of the registrant’s common stock on such date as reported on the NASDAQ OMX.  For purposes of this calculation, shares of common stock held by executive officers, directors and holders of greater than 10% of the registrant’s outstanding common stock are assumed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 26, 2013, 115,119,415 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended March 31, 2013.

Prospect Global Resources Inc.

(A Development Stage Company)

i

EXPLANATORY NOTE

On February 11, 2011 we completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation, which is now our wholly-owned subsidiary. We changed our name from Triangle Castings, Inc. to Prospect Global Resources Inc., a Nevada corporation, at the time of the merger.  In March 2012, we changed our fiscal year end from December 31 to March 31.

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

CAUTIONARY NOTE TO INVESTORS REGARDING MINERAL DISCLOSURES

We commissioned a technical report in accordance with the Canadian Securities Administrator’s National Instrument 43-101 “Standards of Disclosure for Mineral Projects,” commonly known as NI 43-101, a preliminary economic assessment, or PEA, as well as a recent interim engineering study. The Canadian standards are different from the standards generally permitted in reports filed with the SEC. In accordance with Canadian standards, we report measured, indicated and inferred resources, measurements which are recognized terms under Canadian standards but are not recognized by the SEC and are generally not permitted in filings made with the SEC. The term “resource” does not equate to the term “reserve.” Under U.S. standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted. Investors are cautioned not to assume that any part of indicated resources will ever be converted into economically mineable reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “inferred resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. The PEA and the interim engineering study contain estimates based on our indicated and inferred resources. However, in accordance with both U.S. standards and NI 43-101, estimates of inferred mineral resources cannot form the basis of a feasibility study. Investors should be aware that the issuer has no “reserves” as defined by SEC Industry Guide 7 and are cautioned not to assume that any part or all of the estimated mineral resources will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.”

In this Annual Report, unless the context otherwise requires:

(a)                                 all references to “Prospect” or “Prospect Global” refer to Prospect Global Resources Inc. f/k/a Triangle Castings, Inc., a Nevada corporation, incorporated on July 22, 2008.

(b)                                 all references to “old Prospect Global” refer to our wholly owned subsidiary Prospect Global Resources Inc., a Delaware corporation.

(c)                                  all references to “we,” “us,” “our” and “the Company” refer collectively to Prospect and its subsidiaries old Prospect Global and American West Potash LLC or “AWP”.

(d)                                 all references to “Triangle” refer to Prospect Global prior to the merger, at which time its name was Triangle Castings, Inc.

(e)                                  all references to “Karlsson” or “The Karlsson Group” refer to the independent third party that owned the 50% of AWP that we did not own prior to our acquisition of The Karlsson Group’s interest on August 1, 2012 and all references to “The Karlsson Group Acquisition” refer to the August 1, 2012 acquisition.

(f)                                   all references to “Extension Agreement” refer to the agreements we entered into with The Karlsson Group on April 15, 2013 and June 26, 2013 to restructure the $125.0 million senior secured promissory note (the “Karlsson Note”) and related agreements associated with The Karlsson Group Acquisition.

(g)                                  all references to “2013” mean the fiscal year ended March 31, 2013, “2012” to the fiscal year ended March 31, 2012 and “2011” to the fiscal year ended March 31, 2011.

Items 1. & 2. Business and Properties

Overview

We are engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. The Holbrook Project consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona, along the southern edge of the Colorado Plateau.

We completed a preliminary economic assessment for the Holbrook Project in December 2011 and are now nearing completion of a pre-feasibility study, of PFS, for the Holbrook Project. We expect to release the results of the PFS in July 2013. As is common for natural resources development projects, through our ongoing engineering work and analysis, we are continually evaluating multiple methods to increase stockholder value while decreasing development and operating risks through alternative development scenarios. These ongoing efforts could lead to (i) changes in capital expenditures required to build the mine, (ii) projected production levels, (iii) operating costs and (iv) mine life. We will announce any significant changes to our business plan resulting from our ongoing optimization analyses and will continue to make such evaluations.

Upon completion of the PFS, we will continue working toward a definitive feasibility study, or DFS, for the Holbrook Project. We estimate that we will need approximately $30 to $35 million of new financing to meet the funding milestones required under the restructured Karlsson Note and to fund our operations (including satisfaction of existing payables to various vendors) through completion of a DFS. We estimate that the cost of completing a DFS will be approximately $5 to $8 million and the cost of the additional drilling during the completion period will be approximately $3 to $5 million.

Business and Operating Strategy

Our strategy is to increase stockholder value through our focus on the exploration, development and production of potash from our Holbrook Project.  Key elements of our strategy include the following:

•                  Continue exploration and development of the resource and produce a definitive feasibility study to establish proven and probable reserves;

•                  Through our ongoing engineering work and analysis, continually evaluate various methods to increase shareholder returns while decreasing development and operating risks;

•                  Work with state and local agencies to permit a potash mine;

•                  Strengthen our leasehold position through acquiring bolt-on acreage and additional property interests within and around the Holbrook Project area;

•                  Leverage our geographic advantages such as close proximity to sales markets and access to transportation and other infrastructure to achieve lower cost of sales;

•                  Build early partnerships and sales arrangements with key customers such as the potash supply agreement we entered into with Sichuan Chemical during the latter part of 2012; and

The realization of our investment in the Holbrook Project is dependent upon various factors, including but not limited to, our ability to obtain the necessary financing to continue the development of the Holbrook Project in order to meet the development milestones in the timeframes required pursuant to our recently restructured senior debt with The Karlsson Group completed on June 26, 2013. To the extent we are unable to raise sufficient funds to allow for completion of these development milestones within the timeframes required under the restructured Karlsson debt, The Karlsson Group could declare us to be in default, causing all of our then outstanding debt to be immediately due and payable and allowing The Karlsson Group to foreclose on their collateral. The terms of the restructured Karlsson debt also limit the amount and terms of new debt we can incur, all of which must be subordinated to The Karlsson debt.  These debt restrictions will make raising capital to meet the development milestones and to fund our operations more difficult.  Refer to Note 18 — Subsequent Events of the accompanying consolidated financial statements.

Our current cash situation has slowed the development of our Holbrook Project. Our forecasted cash requirements for the next 12 months include meeting the Karlsson senior debt development milestones which requires significant expenditures for the further development of the Holbrook Project. This indicates the existence of a material uncertainty that has raised substantial doubt about the Company’s ability to continue as a going concern as the Company’s ability to continue and meet its obligations is dependent on the Company raising additional equity or debt financing. If we cannot raise the capital required for further development of the Holbrook Project, this will result in the delay or indefinite postponement of further development work and the potential loss of our interests in the Holbrook Project.

We have not yet generated any operating revenue and we anticipate that we will continue to incur significant operating and development costs without realizing any revenues for the foreseeable future. We incurred a net loss of $51.9 million for the 12 months ended March 31, 2013 and had a working capital deficit of $144.7 million as of March 31, 2013.

History

Between January and November 2011, we invested $11.0 million dollars in AWP while The Karlsson Group contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, each for a 50% ownership interest in AWP.

In July 2011, AWP entered into a Potash Sharing Agreement (“Sharing Agreement”) covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights in the Holbrook Basin.

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

Location    The Holbrook Project area is located within the Holbrook Basin and is situated entirely within Apache County in northeastern Arizona. Automobile access to the area is provided via Interstate Route 40 (I-40) to Navajo, Arizona, and then heading south on County Road 7230. The Holbrook Project is surrounded by the Navajo Reservation to the north and north-east, some Apache and Hopi Reservation grounds to the south, and the Petrified Forest National Park to the west.

Infrastructure    The nearby towns of Holbrook, St. Johns, and Show Low provide locations for personnel, supplies, equipment and accommodation. These centers can serve as shipping locations, and also as the sources of gas and water. Electricity is provided to the area by three coal-fired power stations, the Cholla, Coronado and Springerville Plants. In addition, water for drilling can be obtained from range tanks, wells, and the Little Colorado River. Drilling mud, diesel and other resources can be obtained locally or from Silver City, New Mexico, which is approximately 231 miles from the Project, or from the Farmington, New Mexico area, which is a similar distance away.

The Holbrook Project has good access to highways and other transportation. It is bounded on the north by Interstate Route 40 (I-40). Secondary and ranch roads allow all-weather access to most locations in the area. All locations not accessible via existing roads can be accessed by either four-wheel drive or all-terrain vehicles. The BNSF Railway transects the northern part of the Holbrook Project area.

Climate    The Holbrook Project is located in a high desert, semi-arid region. Weather patterns are characterized by relatively dry conditions with hot spring, summer, and fall temperatures ranging from 52°F to 93°F, and cool winter temperatures ranging from 18°F to 63°F. The area experiences two rainy seasons, both occurring in the winter.

Geological Setting    The Holbrook Basin is a 5,000 square mile kidney-shaped sedimentary basin in east-central Arizona located along the southern edge of the Colorado Plateau.

The regional lands and limited vegetation consist of minor salt cedar and scrub grasses and are generally flat with minor low-lying rolling hills. The land supports ranching, light industry and areas of historical mining. There is some hay production in the valley bottoms and there are numerous ranches scattered throughout the Holbrook Project area. Two streams, the Little Colorado, a permanent stream, and the Puerco River, an intermittent stream, intersect the area. Their intersection lies about three miles east of Holbrook, and they tend to generally produce fresh water. The divide area between the rivers is characterized by generally low grassland ridges, broad drainage areas and ledge form buttes and mesas. Ground water occurs throughout the area and forms a regional aquifer.

The potash beds in the Holbrook Basin are hosted within the Permian Supai Salt Formation.  The mineralized zones are located at relatively shallow depths, generally less than 1,600 feet.

History of the Project    Prior to our exploration program there have been many companies exploring potash in this area tracing back approximately 50 years.

In the 1960’s and 1970’s, a total of 135 holes were drilled to delineate the potash in the area. Arkla Exploration Company and Duval Corporation drilled 105 holes. The others were drilled by Kern County Land, National Potash, New Mexico and Arizona Land, St. Joe American, and U.S. Borax. Only five holes penetrated the entire salt package, but 127 holes were drilled into the upper 100 to 300 feet of salt where the potash is typically present. Most of the historical holes were cored through the upper 100 feet of salt to get direct information about the nature of the potash deposits. Both Arkla and Duval reported the presence of potassium minerals.

To date, there has been no commercial production of potash in Arizona, either by conventional or solution mining.

Proposed Mining and Processing    Due to the relatively shallow depth of the potash, year-round warm weather, relatively dry climate and consistent quality of the mineralization in our acreage, we intend to construct a conventional underground mine and process our ore on-site through surface floatation. The majority of current potash produced in North America use conventional mining techniques.

Exploration Program   During calendar year 2011, we completed approximately 70 miles of 2D seismic testing and the drilling and coring of 12 holes. This was combined with the historic information from approximately 58 holes in our project area, the results of which were used to delineate the potash potential on our acreage. During calendar year 2012, we completed the drilling of an additional 16 holes. As part of our ongoing exploration and development work, in 2011 we engaged third party technical consultants i) North Rim Exploration Ltd. to complete a NI 43-101 mineral resource estimate, which was updated in August 2012, which we refer to as the Resource Calculation, and ii) Tetra Tech, Inc. to perform a Preliminary Economic Analysis, or PEA.

Our Resource Calculation and PEA are preliminary in nature and mineral resources are not mineral reserves and have not demonstrated economic viability. The Resource Calculation, as updated, has not estimated any mineral reserves for the Holbrook

Project and there is no certainty that the estimates in the Resource Calculation, as updated, will be realized. As defined by SEC Industry Guide 7, our resource currently does not meet the definition of proven or probable reserves and further studies that demonstrate the economic viability of the project must be completed, and necessary permits and additional property rights must be obtained. See “Cautionary Note to Investors Regarding Mineral Disclosures” and “Risk Factors” contained in elsewhere herein this Annual Report on Form 10-K.

In October 2012, we signed a 10 year potash supply agreement with Sichuan, a large state owned Chinese chemical company, pursuant to which Sichuan will purchase at least 500,000 tonnes of potash from us per year on a take or pay basis.

In February 2013, we submitted our application for the Air Quality Control permit to the Arizona Department of Environmental Quality (“ADEQ”) and our Mineral Development Report to the Arizona State Land Department (“ASLD”) to convert certain ASLD exploration permits to mineral leases.

Our goal is to have a DFS completed for the Holbrook Project.  In order to achieve this goal, we estimate that we will need to raise approximately $30 to $35 million of new financing to meet the funding milestones required under the Karlsson Note and to fund our operations (including satisfaction of existing payables to various vendors) through completion of a DFS. We estimate that the cost of completing a DFS will be approximately $5 to $8 million and the cost of the additional drilling during the completion period will be approximately $3 to $5 million.

Governmental Regulation and Environmental, Health and Safety

We must obtain numerous governmental, environmental, mining and other licenses, permits and approvals authorizing our operations. Our existing exploration permits require us to make leasehold payments to either the state or private entities based on the number of leased land sections and acres. If we commence production on these leases, we will then be required to make royalty payments based on the revenue generated by the potash we produce from the leased land. We anticipate making significant leasehold payments to both governmental and private entities. Modifications of financial terms of these leases may adversely affect the viability of our projects.

In addition, portions of the area for the Holbrook Project border, or are within, the expanded boundaries of the Petrified Forest National Park. We hold the mineral rights for some of this land and we will need to work closely with both the State of Arizona and park officials regarding those portions of the Holbrook Project. This coordination could potentially delay the issuance of necessary permits, or lead to the imposition of restrictions to some of our operations that could adversely affect the viability of portions of the Holbrook Project. It could also lead to the denials of, approvals and permits necessary to develop portions of the Holbrook Project. Furthermore, any future expansion of the Petrified Forest National Park could limit our ability to acquire additional mineral rights, and additional acquisitions of lands or interests in land by the National Park Service could lead to further overlap with our current holdings.

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

Industry Overview

Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. A proper balance of these nutrients improves plant health and increases crop yields. Potash helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites and cold weather. Currently, no cost effective substitutes exist for these three nutrients. Less effective nutrient sources do exist; however, the relatively low nutrient content of these sources and cost of transportation reduce their attractiveness as a viable, economic alternative to potash.

Potash is primarily mined from underground mines and less frequently, from naturally occurring surface or sub-surface brines. It is mined through both conventional underground methods and surface or solution mining. Unlike nitrogen and phosphate, potash does not require additional chemical conversion to be used as a plant nutrient. Virtually all of the world’s potash is currently extracted from commercial deposits located in 12 countries and production is currently concentrated among a few leading producers. Canada is the largest producer of potash followed by Russia and Belarus, which together account for more than 60% of global production.

Domestically, approximately 85% of all potash produced is used as a fertilizer, most of it in the form of potassium chloride, according to the U.S. Geological Survey. The chemical industry consumes the remaining 15% of potash produced. Non-fertilizer uses of potash include chemical and pharmaceutical products, drilling fluid additive during oil and gas exploration, animal feed, detergents, glass and ceramics, textiles and dyes.  Internationally, the fertilizer industry accounts for approximately 95% of potash consumption.

Market Conditions and Trends

Potash Demand   Potash demand depends primarily on the demand for fertilizer, which is based on the total planted acreage, crop mix, soil characteristics, fertilizer application rates, crop yields and farm income. Each of these factors is affected by current and projected grain stocks and prices, agricultural policies, improvements in agronomic efficiency, fertilizer application rates and weather. From 2000 to 2011, global consumption of potash as a fertilizer grew at a compound annual growth rate (CAGR) of 2.54% per year, from approximately 35.9 million tonnes KCl to approximately 47.3 million tonnes KCl, according to Fertecon.

Potash Supply  The supply of potash is influenced by a broad range of factors including available capacity and achievable operating rates; mining, production and freight costs; government policies and global trade. Barriers to adding new potash production are significant because economically recoverable potash deposits with the appropriate geologic conditions occur rarely. According to Fertecon, in 2011, seven countries accounted for approximately 91% of the world’s aggregate potash production. This scarcity has resulted in a high degree of concentration among the leading producers. Canada currently accounts for approximately 30% of global potash production. The next six largest producers, Russia, Belarus, China, Germany, Israel and Jordan, account for approximately 60% of global production. The U.S. produces approximately 15% of the potash it consumes. U.S. potash reserves are concentrated in the southwestern U.S and account for approximately 3% of world production. Only 12 countries produce nearly all of the world’s supply, making much of the world dependent upon imports to satisfy their potash requirements.

Outlook   We believe the long-term demand for potash remains positive and will be driven by the continued growth in emerging economies, a growing global population and the upgrading of diets worldwide amongst the growing middle class. In the near term, we anticipate that the global economy will continue to recover, albeit on a slower pace. A sustained recovery in the global economy in the coming quarters and years, combined with positive forecasts of global consumption, is likely to lead to an increase in demand for commodities such as potash. Specifically, we believe that as the emerging markets grow and the members of their middle classes increase, the diet of this increasingly affluent population will change and drive demand for more agricultural products. This incremental demand on the agricultural industry should translate, in our opinion, into a sustained increase in demand for potash and fertilizer generally.

Employees

As of June 28, 2013, we had a total of eight employees.

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

Risks Related to Our Business

We have significant immediate and short-term capital needs as well as significant capital needs over the next few years. Failure to secure this capital when needed or on terms that are acceptable to us has raised substantial doubt about the Company’s ability to continue as a going concern.

We have received two extensions under the Karlsson Note since its inception as we were not able to meet the requirements under the original agreement and the First Extension Agreement. Under the terms of the Second Extension Agreement, we are required to meet the following development milestones: (i) complete total depth on at least eight wells on or before November 1, 2013, (ii) deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014, (iii) deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014 and, (iv) deliver a completed and published definitive feasibility study on or before December 31, 2014. There can be no assurance that we will be able achieve these development milestones. We are also required to place 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow, which funds may be released solely to use specified development expenses for our potash project in the Holbrook Basin. Two million dollars of the proceeds we received from our recent $5.0 million public offering (refer to Note 18— Subsequent Events of the accompanying consolidated financial statements) were placed into this escrow, reducing our remaining escrow obligation to $10.0 million. If we fail to meet the required development milestones or make the required escrow payments Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note which could result in a sale of AWP or its assets to satisfy amounts owing on the note.

Our current operations do not generate any cash flow. Future work on our project will require significant additional financing. As of the date of this filing our cash reserves are approximately $1.4 million (excluding the escrowed cash of approximately $2.4 million which must be used for specified purposes related to development of the Holbrook Project pursuant to the restructured Karlsson Note). We estimate that we will need approximately $30 to $35 million of new capital to meet the funding milestones of the Karlsson Note and to fund our operations (including satisfaction of existing payables to various vendors) through completion of a DFS. We estimate that the cost of completing a DFS will be approximately $5 to $8 million, and the cost of the additional drilling during the completion period will be approximately $3 to $5 million. We are required to pay 10% of all capital raised going forward to both Karlsson and Apollo as payments on their respective promissory notes.

Our current cash situation has slowed the development of our Holbrook Project. Our forecasted cash requirements for the next 12 months include meeting the Karlsson development milestones which requires significant expenditures for the further development of the Holbrook Project. This indicates the existence of a material uncertainty that has raised substantial doubt about the Company’s ability to continue as a going concern as the Company’s ability to continue and meet its obligations is dependent on the Company raising additional equity or debt financing. There can be no assurance that we will be able to obtain these funds on terms acceptable to us, or at all. In addition, there can be no assurance that these estimates will not increase significantly in connection with the additional engineering studies required for a DFS. If we cannot raise the capital required for further development of the Holbrook Project, this will result in the delay or indefinite postponement of further development work and the potential loss of our interests in Holbrook Project. Further, any equity financings would likely result in dilution to existing stockholders and may involve the use of securities that have rights, preferences, or privileges senior to our common stock, and debt financing may contain covenants or other terms that impact our business.

A recently received claim for rescission of a $10.0 million investment in our last public offering could require that we raise additional capital.

We recently received correspondence from a stockholder who purchased $10.0 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering. While we believe the claim is without merit and no litigation has been commenced, the costs of defending the claim and paying any judgment resulting from the litigation would require that we raise additional capital. There can be no assurance that other investors will not bring claims against us based on federal or state securities laws alleging that our prior offerings or our filings under the Exchange Act contain defective disclosure or that our insurance carrier will provide coverage for any claims if alleged. Further, even if coverage is available, we would be liable for our retention under our policy and it is possible that any liability we ultimately incur could exceed our coverage limits. Even if we are successful in defending any such claims, securities litigation is distracting to our management, may cause harm to our reputation and could adversely affect our stock price and our ability to raise capital in the future.

Our restructured senior debt with The Karlsson Group contains required development milestones and restrictions on future debt financings that could cause us to default on the debt or make raising additional capital difficult.

Under the terms of our restructured debt with The Karlsson Group, we are required to meet the following development milestones: (i) complete total depth on at least eight wells on or before November 1, 2013, (ii) deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014, (iii) deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014 and (iv) deliver a completed and published definitive feasibility study on or before December 31, 2014. If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note, which could result in a sale of AWP or its assets to satisfy amounts owing on the note. Also, the terms of the Karlsson Note significantly restrict the amount and terms of any additional debt we may incur, all of which must be subordinated to the Karlsson Note. These debt restrictions will make raising capital to meet the financing milestones and to fund our operations more difficult. Refer to Note 18—Subsequent Events of the accompanying consolidated financial statements for additional information.

Our substantial indebtedness could adversely affect our financial condition and ability to raise additional capital.

As of March 31, 2013, we had total debt of $128.3 million, including the $6.2 million of tax gross-up due under the Karlsson Note. Furthermore, the restructuring of the Karlsson Note completed on April 15, 2013 (see preceding risk factor) will result in us incurring additional debt going forward since part of the consideration granted to The Karlsson Group for the amendment included additional tax gross-up payments on the Karlsson Note.  As of the date of this filing, our current estimate for the “new” tax gross-ups agreed to in the restructuring is $20.1 million although the actual amount could differ substantially from this amount owing to changes in future tax and interest rates.

As of the date of this filing, we have total debt of approximately $136.8 million, including the recently completed $5.5 million Bridge Loan Financing as well as our estimates for amounts owed for tax gross-ups.  In addition to this amount, we owe approximately another $7.8 million for accrued interest on this debt.  This substantial indebtedness will make raising new capital more difficult for us.

We have agreed to compensate our related party Buffalo Management LLC for reducing its royalty interest in us on terms that are either dilutive or require a significant cash payment upon commencement of revenue.

In connection with restructuring the Karlsson Note, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties in the aggregate. In order to achieve this result, we negotiated with Buffalo Management, or Buffalo, to reduce our royalty payable to Buffalo from 2% to 1%. We agreed to compensate Buffalo for this royalty reduction by giving Buffalo either, or a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the royalty surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that no securities shall be issued to Buffalo prior to July 1, 2013 and provided further that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization. To value the surrendered royalty we agreed to engage a third party valuation firm reasonably satisfactory to Buffalo.

We believe that the fair market value of a 1% royalty interest could be substantial and that compensating Buffalo could be significantly dilutive or expensive. If we issue preferred stock that is redeemable, we will have converted a royalty that would be payable only in proportion to our revenue stream into a debt obligation that likely will be payable prior to our revenue stream generating enough revenue to pay the redemption of the preferred stock in full. Further, even if we issue equity securities to Buffalo without a redemption right, Buffalo may insist that any preferred stock we issue to it in satisfaction of this obligation have a liquidation preference or other rights senior to the rights of the holders of common stock.

Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting and 75% of the economic interests of Buffalo and has sole voting and dispositive power of the shares of our common stock owned by Buffalo. Chad Brownstein, one of our directors and our executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude. Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo.

Also, Chad Brownstein is the son of a founding member of Brownstein Hyatt Farber Schreck, LLP. Brownstein Hyatt serves as our principal outside legal counsel and advises the board on a variety of matters, including the arrangements with Buffalo Management. Brownstein Hyatt and Mr. Brownstein’s father collectively own 1,778,150 shares of our common stock and options to purchase 120,000 shares of our common stock. During the 12 months ended March 31, 2013 and 2012, we paid Brownstein Hyatt approximately $3.6 million and $0.5 million, respectively, in legal and lobbying/permitting fees, although Chad Brownstein does not share in any of these fees.

Generally, transactions between a company and one or more of its directors will not be held invalid solely because one or more directors have an interest in the transaction, although, if challenged, courts frequently require the board and company to demonstrate that the terms of such transactions are entirely fair, both in process and in price, to the shareholders. Although we have established a special committee of our board comprised of directors who have no interest in Buffalo or Quincy Prelude and who are otherwise independent with respect to those entities and the individuals who control those entities to negotiate with Buffalo, and to select a third party appraiser to assess the fair market value of the surrendered portion of the royalty, we cannot assure you that the decisions of these directors may not be challenged. Related party transactions such as our relationship with Buffalo frequently give rise to civil litigation involving alleged breaches of fiduciary duty. In our case, plaintiffs may allege that the directors on our committee are not disinterested or independent, or that the advisors they have engaged to assist them also are not disinterested or independent. We cannot assure you that our stockholders will not commence such litigation and if commenced, that we may not be liable for breaches of fiduciary duty by our directors. Further, we cannot assure you that we will have adequate insurance coverage for any such claims should they occur.

Even if we have adequate coverage for any claims that are made, the existence of such claims may cause damage to our reputation in the business community and may lead to our need to pay legal fees for our retainer as well as any judgment or settlement in excess of our coverage limits. Further, such litigation typically provides significant distraction to management. All of these factors may have a substantial and adverse impact on the value of our stock in the market as well as our business prospects.

We have no current revenue source and a history of operating losses, and there is an expectation that we will generate operating losses for the foreseeable future. We may not achieve profitability for some time, if at all.

We have incurred losses each year since our inception. We expect to continue incurring operating losses until several months after production occurs, if ever. As of March 31, 2013, our accumulated losses were $131.6 million, which included derivative losses of $56.7 million that relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants (see “Management’s Discussion and Analysis” included elsewhere in this Annual Report on Form 10-K), and the net loss attributable to us for the 12 months ended March 31, 2013 was $51.9 million which included derivative losses of $1.9 million. The process of exploring, developing and bringing into production a producing mine is time-consuming and requires significant up-front and ongoing capital. We have not defined or delineated any proven or probable reserves at any of our properties. The development of the Holbrook Project into a producing mine will require further studies that demonstrate the economic viability of the project, necessary permits, production decisions to be made and the arrangement of financing for construction and development. The PEA is based on estimates of mineral resources, which are not mineral reserves and do not have demonstrated economic viability. There can be no assurance that a DFS will be completed on time or at all, or that the economic feasibility of the Holbrook Project will be confirmed by a DFS.  Few properties that are explored are ultimately developed into producing mines. We expect that we will continue to incur operating losses for the foreseeable future.

We have no history of commercially producing potash and there can be no assurance that we will ever make it to the production stage or profitably produce potash.

We have no history of commercially producing potash and no ongoing mining operations or revenue from mining operations. Many early stage mining companies never make it to the production stage. As a result, we are subject to all of the risks associated with establishing new mining operations and business enterprises, including:

•                  the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

•                  the availability and cost of skilled labor and mining equipment;

•                  the need to obtain necessary environmental and other governmental approvals and permits, and the timing of those approvals and permits;

•                  the availability of funds to finance construction and development activities;

•                  potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent development activities; and

•                  potential increases in construction and operating costs due to changes in the cost of fuel, power, labor, materials and supplies and foreign exchange rates.

Cost estimates may increase significantly as more detailed engineering work and studies are completed on a project. It is common in new mining operations to experience unexpected costs, problems and delays during development, construction and mine start-up. Accordingly, there are no assurances that our activities will result in profitable mining operations or that we will successfully establish mining operations or enter into commercial production. Our failure to enter successfully into commercial production would materially and adversely affect our business, prospects, financial condition and results of operations. In addition, there can be no assurance that our activities will produce natural resources in commercially viable quantities. There can be no assurance that sales of our natural resources production will ever generate sufficient revenues or that we will be able to sustain profitability in any future period.

Our estimated timetable to complete a DFS may not be accurate and we may not be able to complete the Holbrook Project.

We currently are working toward the completion of a DFS; however, there is no guarantee that such a study will be completed on schedule, or at all, or that a completed study will confirm the economic feasibility of the Holbrook Project.  If we decide to commence production, we will require significant amounts of capital, and our ability to obtain the necessary funding will depend on a number of factors, including the status of the national and worldwide economy and the price of potash. Fluctuations in production costs, material changes in the mineral estimates and grades of mineralization or changes in the political conditions or regulations in the United States may make placing the Holbrook Project into production uneconomic. Further, we may also be unable to obtain the necessary permits or additional property interests in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop the Holbrook Project.

Our potash supply agreement with Sichuan Chemical is subject to risks that may prevent us from realizing the benefit of the agreement or that may have a material adverse effect on our business, results of operations and financial condition.

Our agreement with Sichuan Chemical for its purchase of potash over a 10 year period may be terminated if the Holbrook Project has not achieved production by December 31, 2015. We will not achieve production by that date, and there can be no assurance that Sichuan Chemical will extend the December 31, 2015 deadline or that we will be able to commence production at all. In the event that Sichuan Chemical terminates its agreement with us, there is no guarantee that we will be able to enter into a similar agreement with another entity to purchase our potash and such an event could have a material adverse effect on our results of operations and financial condition.

In addition, our agreement with Sichuan Chemical for delivery of potash is valued based on factors beyond our control including the then market price for potash in the People’s Republic of China. If such market price materially lowers from its current rate, our valuation of the contract would decrease, which could have a material adverse effect on our results of operations and financial condition.

Furthermore, our agreement with Sichuan Chemical limits our ability to sell potash in the People’s Republic of China. This may make it more difficult for us to enter into supply agreements with other parties in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to attract and retain qualified contractors and staff is critical to our success. The departure of key personnel or loss of key contractors could adversely affect our business and financial condition.

We are dependent on the services of key executives including Damon Barber, our president and chief executive officer, and several key contractors. The construction and operation of a mine and mill of the size we have planned for the Holbrook Project is expected to require hundreds of workers during the construction phase and once the mine is in production. We will require many of the same skill sets sought by other natural resource companies and we will be competing with these other natural resource companies in finding qualified contractors, consultants and staffing. Since many of these skills sets are highly specialized, the market for and availability of individuals possessing these skills will be impacted by the overall health of the natural resource sector. Due to our relatively small size, the loss of these persons or the inability to attract and retain additional highly skilled employees required for the development of our activities may have a material adverse effect on our business or future operations.

Title and other rights to our mineral properties cannot be guaranteed, and we may be at risk of loss of ownership of one or more of our properties.

We cannot guarantee that legal title to our properties or mineral interests will not be challenged and, if challenged, that we would be the prevailing party with respect to such challenge. Certain of the private leases and permits we have obtained are subject to uncertain title, or title which may, in the past, have not been assigned properly. We may not have, or may not be able to obtain, all necessary property rights to develop a property. Certain of our mineral properties are, or may be, subject to prior agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold a direct or indirect interest. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claims to individual leases or permits may be constrained. A successful challenge to the precise area and location of these claims could result in us being unable to explore on our properties as permitted or being unable to enforce our rights with respect to our properties. This may result in us not being compensated for our prior expenditure relating to the property or may impact our ability to develop the Holbrook Project.

The ultimate development plan at the Holbrook Project includes mining on lands that we do not currently have mining rights to. We have not been able to secure mineral rights to all of this land and we may ultimately be unable to secure these rights. Failure to secure these rights would significantly reduce the life of mine currently contemplated in the PEA and the Interim Report and may affect the economic feasibility of the Holbrook Project.

We have commissioned a technical report and an updated report in accordance with NI 43-101, which differs from the standards generally permitted in reports filed with the SEC.

We have prepared a technical report and an updated report in accordance with NI 43-101, which differs from the standards generally permitted in reports filed with the SEC. Under the first resource calculation completed in 2011, we reported indicated and inferred resources and under the updated resource calculation completed in 2012, we reported measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. The estimation of measured or indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. Investors should be aware that we have no “reserves” as defined by SEC Industry Guide 7 and much or all of the potential target mineral resources may never be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” The PEA and the Interim Report contain estimates based on our inferred resources. However, in accordance with both Canadian statutes and NI 43-101, estimates of inferred mineral resources cannot form the basis of a feasibility study. See “Cautionary Note to Investors Regarding Mineral Disclosures” elsewhere in this Annual Report on Form 10-K.

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

•                  current and projected grain inventories and prices, both of which are heavily influenced by U.S. exports and world-wide grain markets; and

•                  U.S. governmental policies, including farm and bio-fuel policies and subsidies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

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

In addition, as noted above, our agreement with Sichuan Chemical for the sale of potash is valued based on factors beyond our control including the then market price for potash in the People’s Republic of China. If that market price would be materially lower than current prices, it could have a material adverse effect on our results and operations and financial condition.

Government regulation may adversely affect our business and results of operations.

Our operations and exploration and development activities are subject to extensive federal, state and local government laws and regulations, which may be changed from time to time. These laws and regulations primarily govern matters relating to:

•                  protection of human health and the environment;

•                  handling, storage, transportation and disposal of natural resources, including potash, or its by-products and other substances and materials produced or used in connection with mining operations;

•                  handling, processing, storage, transportation and disposal of hazardous materials;

•                  management of tailings and other waste generated by our operations;

•                  price controls;

•                  taxation and mining royalties;

•                  labor standards and occupational health and safety, including mine safety; and

•                  historic and cultural preservation.

We may incur substantial additional costs to comply with environmental, health and safety law requirements related to these activities. Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, the installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws or regulations. It is also possible that future laws and regulations, or a more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the exploration or development of our properties.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All of the Company’s exploration and development and potential production activities are subject to regulation by governmental agencies under various environmental laws. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we could be held jointly and severally responsible for the removal or remediation of any hazardous substance contamination at future facilities, at neighboring properties to which such contamination may have migrated and at third-party waste disposal sites to which we have sent waste. We could also be held liable for natural resource damages. Liabilities under these and other environmental health and safety laws involve inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of liabilities under and violations of environmental, health and safety laws and related uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income, third-party claims for property damage or personal injury or remedial or other costs that may negatively impact our financial condition and operating results. Finally, we may discover currently unknown environmental problems or conditions that have been caused by previous owners or operators or that may have occurred naturally. The discovery of currently unknown environmental problems may subject us to material capital expenditures or liabilities in the future.

Environmental legislation in the United States is evolving and the trend has been toward stricter standards of enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and increasing responsibly for companies and their officers, directors and employees. There can be no assurance that future changes in environmental laws and regulations will not adversely affect our business.

In addition, portions of the area for the Holbrook Project border, or are within, the expanded boundaries of the Petrified Forest National Park. The National Park Service recently acquired certain surface rights in this expansion area that are included in the Holbrook Project. We hold the mineral rights for some of this land and we will need to work closely with both the State of Arizona and park officials regarding those portions of the Project. This coordination could potentially delay the issuance of necessary permits, or lead to the imposition of restrictions to some of our operations that could adversely affect the viability of portions of the Holbrook Project. It could also lead to the denials of, approvals and permits necessary to develop portions of the Holbrook Project. Furthermore the expansion of the Petrified Forest National Park could limit our ability to acquire additional mineral rights, and additional acquisitions of lands or interests in land by the National Park Service could lead to further overlap with our current holdings.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments in environmental controls at ongoing operations, which may lead to increased expenses. Permit renewals and compliance with present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and operating results.

Our current and anticipated future operations are dependent on receiving the required permits and approvals from governmental authorities. Denial or delay by a government agency in issuing any of our permits and approvals, imposition of restrictive conditions on us with respect to these permits and approvals or a failure to comply with the terms of any such permits that we have obtained may have a material effect on our business and operations.

We must obtain numerous environmental, mining and other permits and approvals from various United States federal, state and local government authorities authorizing our future operations, including further exploration and development activities and commencement of production on our properties. There can be no assurance that all permits that we require for the construction of mining facilities and to conduct mining operations will be obtainable on reasonable terms, or at all. A decision by a government agency to delay or deny a permit or approval, or a failure to comply with the terms of any such permits or approval that we have obtained, may delay the completion of a DFS on the Holbrook Project or may interfere with our planned development of this property and have a material adverse effect on our business, financial condition or results of operations.

Our properties may not yield resources in commercially viable quantities or revenues that are sufficient to cover our cost of operations.

Resource figures presented in our filings with the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent technical experts. These estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. Even the use of geological data and other technologies and the study of producing mines in the same area will not enable us to know conclusively prior to mining whether resources will be present or, if present, whether in the quantities and grades expected. There can be no assurance that our estimates will be accurate or that any of our properties will yield resources in sufficient grades or quantities to recover our mining and development costs.

Because we have not commenced commercial production at any of our properties, resource estimates for our properties may require adjustments or downward revisions based upon further exploration or development work or actual production experience. There can be no assurance that recovery of minerals in smallscale tests will be duplicated in largescale tests under on-site conditions or in production scale.

The resource estimates contained in our public filings have been determined and valued based on assumed future prices, cut-off grades, recovery rates, extraction rates and operating costs that may prove to be inaccurate. Extended declines in market prices for potash may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

We are subject to the risks of doing business internationally as we attempt to enter into contracts with international companies.

Our business operations are primarily conducted in the United States. However, we plan to do business with companies outside of the United States. The laws, regulations and policies in these countries may be different from those typically found in the United States. For example, our current potash supply agreement with Sichuan Chemical is governed by the laws of Hong Kong. Our international business relationships are subject to the financial and operating risks of conducting business internationally, including, but not limited to: unexpected changes in or impositions of legislative or regulatory requirements; potential hostilities and changes in diplomatic and trade relationships; local economic and political conditions; and political instability. The risks inherent in doing business internationally may have a material adverse effect on our business, operating results, and financial condition.

We face competition from larger companies having access to substantially more resources than we possess.

Our competitors include other mining companies and fertilizer producers in the United States and globally, including state-owned and government-subsidized entities. Many of these competitors are large, well-established companies having substantially larger operating staffs and greater capital resources than we do. We may not be able to conduct our operations successfully, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive mineral properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. We may also encounter increasing competition from other mining companies in our efforts to hire the experienced mining professionals necessary to conduct our operations and advance our properties. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operations, financial condition and cash flows.

Our business is inherently dangerous and involves many operating risks that are beyond our control, which may have a material adverse effect on our business.

Our operations are subject to hazards and risks associated with the exploration, development and mining of natural resources and related fertilizer materials and products, such as:

•                  fires;

•                  flooding;

•                  power outages;

•                  explosions;

•                  inclement weather and natural disasters;

•                  mechanical failures;

•                  rock failures and mine roof collapses;

•                  unscheduled downtime;

•                  industrial accidents;

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

•                  revocation or denial of our permits;

•                  suspension of our operations; and

•                  repair and remediation costs.

We do not currently maintain insurance against all of the risks described above. In the future we may not be able to obtain insurance at premium levels that justify its purchase, if at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or other companies within the mining industry. We may also experience losses in amounts in excess of the insurance coverage carried. We may suffer a material adverse impact on our business if we incur losses in excess of our insurance coverage carried or losses related to any significant events that are not covered by our insurance policies.

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

•                  the quality of the resource base and the grade of those resources;

•                  the quantity of materials mined:

•                  the cost to mine the materials; and

•                  the prices at which the mined materials can be sold.

Any one of these variables can materially affect a mining company’s ability to fund its sustaining capital needs.

If our future revenues are adversely affected as a result of lower potash prices, including those related to sales pursuant to our agreement with Sichuan Chemical, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to undertake or complete future mining projects. We may, from time to time, seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or other forms of financing or consider selling non-core assets to raise operating capital. However, we may not be able to obtain additional financing or make sales of non-core assets upon terms acceptable to us.

New sources of supply can create structural market imbalances, which could negatively affect our operating results and financial performance.

Potash prices have increased since 2009 and this coupled with projected increases in demand for potash have led to a renewed interest in bringing new sources of potash supply into the market. If production increases to the point where the market is over supplied, the price at which we are able to sell and the volumes we are able to sell could be impacted, which may materially and adversely affect our projected business, operating results and financial condition.

Variations in crop nutrient application rates may exacerbate the nature of the prices and demand for our products.

Farmers are able to maximize their economic return by applying optimum amounts of crop nutrients. Farmers’ decisions about the application rate for each crop nutrient, or to forego application of a crop nutrient, particularly phosphate and potash, vary from year to year depending on a number of factors, including among others, crop prices, crop nutrient and other crop input costs or the level of the crop nutrient remaining in the soil following the previous harvest. Farmers are more likely to increase application rates when crop prices are relatively high, crop nutrient and other crop input costs are relatively low and the level of the crop nutrient remaining in the soil is relatively low. Conversely, farmers are likely to reduce or forego application when farm economics are weak or declining or the level of the crop nutrients remaining in the soil is relatively high. This variability in application rates can materially aggravate the cyclicality of prices for our future products and our sales volumes.

Global economic conditions can adversely affect our business.

The unprecedented events in global financial markets in the past several years have had a profound impact on the global economy. Many industries, including the mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations, high volatility in global equity, commodity and foreign exchange and a lack of market liquidity. A continuation or worsening of current economic conditions, a prolonged global, national or regional economic recession or other events that could produce major changes in demand patterns could have a material adverse effect on our sales, margins and profitability.

Risks Relating to our Common Stock

We have been notified by Nasdaq that we have failed to satisfy two continuing listing rules, either of which could lead to our common stock being delisted from The Nasdaq Capital Market.

On April 23, 2013, we received written notification from The Nasdaq Stock Market that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market based on Listing Rule 5550(a)(1).  We have 180 calendar days, or until October 20, 2013, to regain compliance with this rule. On April 25, 2013, we received a second written notification from The Nasdaq Stock Market that we are no longer in compliance with Nasdaq Listing Rule 5550(b)(2) because the market value of our listed securities has fallen below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market for a period of at least 30 consecutive business days. We have 180 calendar days, or until October 22, 2013, to regain compliance. While we are considering available options to regain compliance with these Nasdaq rules, there can be no assurance that we will be able to do so, which would likely result in our common stock being delisted from the Nasdaq Capital Market. Delisting of our common stock from The Nasdaq Capital Market could substantially reduce the liquidity of your investment in our common stock.

The market price and trading volume of our common stock has been volatile, and you may lose all or part of your investment.

Our common stock began trading on The Nasdaq Capital Market under the symbol “PGRX” on July 2, 2012. The high and low sale prices of our common stock on The Nasdaq Capital Market since trading commenced has been $4.06 and $0.07, respectively. The price of our common stock has fluctuated and may fluctuate in the future in response to many factors, including:

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

•                  the public’s reaction to press releases and other public announcements and filings with the SEC;

•                  arrival or departure of key personnel;

•                  acquisitions, strategic alliances or joint ventures involving us or our competitors;

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

Our articles of incorporation permit us to issue debt securities with voting rights which would dilute the voting power of the holders of our common stock.

Our articles of incorporation permit us to issue debt securities with voting rights as permitted by Nevada corporate law. We have not issued any debt securities with voting rights as of the date of this filing. Holders of voting debt securities may have different interests than stockholders and may vote in accordance with those interests. Issuances of debt securities with voting rights could also have an anti-takeover effect, in that it could make a change in control or takeover of us more difficult. For example, we could grant voting rights to debt holders of Prospect so as to dilute the voting rights of persons seeking to obtain control of us. Similarly, voting rights could be granted to debt holders allied with our management and could have the effect of making it more difficult to remove our current management by diluting the voting rights of persons seeking to cause such removal.

Future sales or issuances of shares of common stock or the exercise of our outstanding warrants may decrease the value of our existing common stock, dilute existing shareholders and depress the market price of our common stock. We may also issue additional shares of our common stock or securities convertible into our common stock in the future.

We have issued warrants to purchase an aggregate of 66,429,593 shares of our common stock. We may also sell additional common stock in subsequent offerings and may issue additional warrants and shares of our common stock in the future, which may lower the market price of our common stock. Some of our advisors are compensated based on periodic issuances of shares of common stock or warrants to purchase common stock. We cannot predict the size of future sales and issuances of common stock or securities convertible into common stock or the effect, if any, that future sales and issuances of common stock or securities convertible into common stock will have on the market price of our shares of common stock. Sales or issuances of a substantial number of common stock or securities convertible into common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. With any additional sale or issuance of common stock, investors will suffer dilution of their voting power and we may experience dilution in our earnings per share.

We incur increased costs as a result of being an operating public company, specifically as a result of Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we incur increased legal, accounting and financial compliance costs that we would not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, and are subject to the rules and regulations of The Nasdaq Stock Market. Such requirements increase our costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Our common stock could be considered a “penny stock” making it difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Our common stock currently trades and since its initial listing on the Nasdaq Capital Market has traded below $5.00 per share. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Securities analysts may not provide coverage of our shares or may issue negative reports, which may adversely affect the trading price and trading volume of the shares.

Our common stock is currently covered by a limited number of securities analysts and we cannot assure you those securities analysts will cover our company going forward. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of the shares. The trading market for the shares of our common stock will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our common stock or cease coverage, the trading price and volume of the shares of our common stock may decline. Further, because of our small market capitalization, it may be difficult for us to attract additional securities analysts to cover our company, which could significantly and adversely affect the trading price and volume of our stock.

We do not intend to pay any cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock nor do we anticipate paying any cash dividends on our common stock within the foreseeable future. Our board of directors has the ability and may so choose to declare cash dividends on our common stock, at their discretion, in the future. In their determination to declare dividends, the board will consider, among other factors, the company’s financial positions, results of operations, cash requirements, and any applicable outstanding covenants. Holders of our common stock will be entitled to receive dividends when and, if declared by our board, out of funds legally available for their payment, subject to the rights of holders of any preferred stock that we may issue.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We recently received correspondence from a shareholder who purchased $10.0 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering.  We believe the claim is without merit and are vigorously defending against it.  No litigation has been commenced in this matter. In a letter dated June 14, 2013, the four underwriters in our November 2012 public offering notified us that they received a letter from this stockholder in which the stockholder elected to void its purchase of shares in our November 2012 public offering. Pursuant to the terms of the underwriting agreement we entered into with the underwriters in our November 2012 public offering, the underwriters requested that we appoint counsel for the underwriters to advise on this matter, subject to their determination that counsel is satisfactory, or, alternatively, we may authorize the underwriters to employ counsel at our expense.

The Company is not a party to any pending material legal proceedings nor is the Company aware of any threatened or contemplated proceeding by any governmental authority against the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq under the symbol “PGRX.”  Prior to July 2, 2012, our common stock traded on the OTC Bulletin Board trading system, also under the symbol “PGRX”.

The following table sets forth the high and low bid prices for our common stock for the respective periods, as reported on the Nasdaq OMX and OTC Bulletin Board trading systems.

Year	Quarter	High	Low
2012	First Quarter	$4.00	$2.85
	Second Quarter	$7.75	$3.75
	Third Quarter	$8.50	$4.00
	Fourth Quarter	$10.00	$2.05
2013	First Quarter	$10.25	$2.35
	Second Quarter	$3.17	$1.77
	Third Quarter	$4.06	$1.40
	Fourth Quarter	$1.82	$0.22

Holders

As of June 26, 2013, there were approximately 51 holders of record of our common stock based upon information provided by our transfer agent.

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

Equity Compensation Plans

See Note 13—Equity Based Compensation of the accompanying consolidated financial statements for information related to our equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Selected Financial Data

As a smaller reporting company we are not required to provide this information. See Item 8. Financial Statements and Supplementary Data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements” above. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

We are engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest and control the Holbrook Project through our wholly owned subsidiary, AWP. Through AWP, we hold potash exploration permits on 38 Arizona state sections, own the mineral rights on eight private sections and hold leases for the mineral rights on 101 private sections which, in total, cover approximately 90,000 acres.

We decided to pursue potash mining in the United States based on our belief that the United States represents lower risks than many other foreign mining jurisdictions. The United States is also one of the world’s largest consumers of potash, importing over 80% of all domestically consumed potash in calendar year 2011.

Our strategy is to increase stockholder value through our focus on the exploration, development and production of potash from our Holbrook Project. Since 2011, we have conducted drilling, geological work and various other technical and preliminary economic assessments to advance and expand our mineralized material base in the Holbrook Project. We expect to complete a pre-feasibility study, or PFS, for the Holbrook Project in July 2013. As is common for natural resources development projects, through our ongoing engineering work and analysis, we are continually evaluating multiple methods to increase stockholder value while decreasing development and operating risks through alternative development scenarios. These ongoing efforts could lead to changes (i) in capital expenditures required to build the mine, (ii) projected production levels, (iii) operating costs and (iv) mine life. We will announce any significant changes to our business plan resulting from our ongoing optimization analyses and will continue to make such evaluations.

On August 1, 2012, we completed the purchase of the 50% interest in AWP that we did not already own, giving us complete control and economic ownership of the Holbrook Project. In connection with this acquisition, we incurred substantial indebtedness that led to our $144.7 million working capital deficit at March 31, 2013.  Subsequent to year-end and as a result of not being able to service this debt, we entered into a debt restructuring on April 15, 2013 that extended the due dates of this and other debt in exchange for certain other considerations and concessions. On June 26, 2013 we entered into a second extension agreement which amended the terms of the Karlsson Note. Refer to Note 18 — Subsequent Events of the accompanying consolidated financial statements for additional information.

As part of the April 15, 2013 debt restructuring, we agreed to certain capital raising commitments or milestones, which if we either fail to raise or raise the funds timely constituted payment defaults under the Karlsson Note.  These milestones required us to raise the following amounts by the dates indicated:

(i)             $5.0 million by May 15, 2013;

(ii)          $7.0 million by June 17, 2013;

(iii)       $18.0 million by September 10, 2013; and

(iv)      $25.0 million by August 1, 2014

The May 15, 2013 raise was satisfied by a $5.0 million subordinate loan from two stockholders completed on May 2, 2013. We obtained an extension of our obligation to raise $7.0 million by June 17, 2013 followed by a second extension agreement with The Karlsson Group on June 26, 2013 in which we amended, among other documents, the Karlsson Note.

As part of the second extension, the interim principal payment of $30.0 million that was due on the earlier of (i) six months following completion of a definitive feasibility study and (ii) January 2, 2015 and the interim fundraising requirements were eliminated.  We are now required to meet the following development milestones:

(i)             Complete total depth on at least eight wells on or before November 1, 2013,

(ii)          Deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014,

(iii)       Deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014, and

(iv)      Deliver a completed and published definitive feasibility study on or before December 31, 2014.

If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note, which could result in a sale of AWP or its assets to satisfy amounts owing on the note. Refer to Note 18—Subsequent Events of the accompanying consolidated financial statements for further information.

During 2013, we realized a net loss of $51.9 million and consumed cash of $72.2 million between our spending on operating, investing and financing activities.  We were also able to raise $61.9 million through various sales of our common stock throughout the year. However, this left us with just $1.0 million of cash at year-end, which in-turn has slowed our progress on a DFS. We estimate that we will need approximately $30 to $35 million of new financing (in addition to the $5.0 million of proceeds received from the subordinate loan that closed on May 2, 2013) to meet the funding milestones under the Karlsson Note and to fund our operations (including satisfaction of existing payables to various vendors) through completion of a DFS. We estimate that the cost of completing a DFS will be approximately $5 to $8 million and the cost of the additional drilling during the completion period will be approximately $3 to $5 million.

Operating Results

Revenue

For the years ended March 31, 2013 and 2012 and from August 5, 2010 (Inception) to March 31, 2013, we had no revenues.

Exploration Expense

Years Ended March 31, 2013 and 2012

Our exploration expenses for the years ended March 31, 2013 and 2012 totaled nil and $5.0 million, respectively.  The 2012 expense included $0.5 million, $4.3 million and $0.2 million for seismic, drilling and permitting/environmental activities, respectively.  For 2013, $18.8 million was capitalized as development costs in mineral properties that would have been recorded as exploration expense had we not been able to capitalize those costs. The increase in costs between years was primarily due to differences in our operational focus during the respective periods.  During 2012, we drilled a total of 12 holes and incurred costs associated with the completion of the Resource Report and PEA while our 2013 activities encompassed the drilling of 14 holes and work associated with our permitting, environmental and feasibility study activities.   The activities in both years related exclusively to the Holbrook Project.

Capitalized development costs are expenses incurred during the year that if not capitalized in mineral properties would have been expensed had we not been able to capitalize these costs.  The Company made a determination following the completion of the Resource Report and PEA in late 2011 that it had met the requirements to transition from an exploration stage to a development stage company and accordingly began capitalizing all development related costs related to the Holbrook Project as of January 1, 2012.  Prior to this date and while we were in the exploration stage, all costs related to the Holbrook Project were expensed as incurred.

Cumulative Period

Our exploration expense for the Cumulative Period totaled $5.6 million and included $1.0 million, $4.4 million and $0.2 million for seismic, drilling and permitting/environmental activities, respectively, all of which related to the Holbrook Project.  For the Cumulative Period, $19.6 million was capitalized as development costs in mineral properties that would have been considered exploration expense had we not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

Years Ended March 31, 2013 and 2012

Our general and administrative expenditures, prior to capitalization considerations, for the years ended March 31, 2013 and 2012 consisted of the following:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(in millions)	(in millions)
Salaries and benefits	$5.3	$1.3
Equity compensation	10.9	9.7
Management fees, consulting fees and board compensation	6.8	0.4
Legal, accounting and insurance	6.5	4.2
Karlsson Note Tax Gross Up	6.2	—
Apollo termination fee	9.7	—
Office, travel and other	3.7	1.6
Total G&A before capitalization	$49.1	$17.2

Amounts capitalized as development costs to mineral properties	$(6.4)	$(0.3)

G&A per Statement of Operations	$42.7	$16.9

Our 2013 expenses for salaries and benefits, stock compensation, management fees and board compensation increased over the comparable 2012 period mainly due to: (i) an increase of approximately $5.8 million in management fees, (ii) an increase of approximately $1.2 million in stock compensation owing to the timing of awards and their respective service periods and (iii) an increase of approximately $4.0 million in employee salaries/bonuses.  Of the $5.8 million increase in management fees, approximately $5.2 million related to a one-time termination fee we paid Buffalo Management as described more fully in Note 12—Related Party Transactions of the accompanying consolidated financial statements.  The remaining changes are largely attributable to the increase in our business activity between 2013 and 2012, including an increase in the number of full-time employees from five as of March 31, 2012 to twelve as of March 31, 2013.

Our legal, accounting and insurance expenses increased in 2013 from what they were in 2012 primarily due to the legal fees that we incurred in connection with (i) the negotiation and closing of The Karlsson Group Acquisition and the restructuring of our Karlsson Group debt and (ii) the additional SEC filings in connection with our two common stock public offerings.

The increase in our office, travel and other expenses in 2013 stemmed primarily from two separate non-recurring charges as follows: (i) a one-time expense of approximately $6.2 million related to the Karlsson Note Tax Gross Up as discussed in Note 3—The Karlsson Group Acquisition and (ii) a one-time expense of approximately $9.7 million incurred on termination of the Apollo agreement as discussed in Note 8—Debt of the accompanying consolidated financial statements.

Capitalized development costs are expenses incurred during the year that if not capitalized in mineral properties would have been expensed had we not been able to capitalize these costs.  The Company made a determination following the completion of the Resource Report and PEA in late 2011 that it had met the requirements to transition from an exploration stage to a development stage company and accordingly began capitalizing all development related costs related to the Holbrook Project as of January 1, 2012.  Prior to this date and while we were in the exploration stage, all costs related to the Holbrook Project were expensed as incurred.

Included within total G&A before capitalization are rental expenses of $0.2 million and nil for 2013 and 2012, respectively. The increase in 2013 rent expense was due to the Company’s move to a larger office space beginning in October 2012 and the addition of leased office space in Los Angeles beginning in June 2012.

Cumulative Period

Our general and administrative expenditures, prior to capitalization considerations, for the Cumulative Period were comprised of the following:

August 5, 2010
(Inception) through
March 31, 2013
(in millions)
Salaries and benefits, stock compensation, management fees and board compensation	$7.0
Equity compensation	20.6
Management fees, consulting fees and board compensation	7.4
Legal, accounting and insurance	11.3
Karlsson Note Tax Gross Up	6.2
Apollo termination fee	9.7
Office, travel and other	5.6
Total G&A before capitalization	$67.8

Amounts capitalized as development costs to mineral properties	$(6.7)

G&A per Statement of Operations	$61.1

Included within total G&A before capitalization are rental expenses of $0.3 million for the Cumulative Period.

Derivative Losses

Years Ended March 31, 2013 and 2012

Our derivatives losses for the years ended March 31, 2013 and 2012 totaled $1.9 million and $39.8 million, respectively.  For 2013, all $1.9 million was associated with the Karlsson Note Prepayment Option as described more fully in Note 8—Debt of the accompanying consolidated financial statements. Our derivative losses in 2012 stemmed from a combination of (i) the change in the fair value of the compound embedded derivatives of our convertible notes and warrants and (ii) the derivative losses we incurred upon issuance of the convertible notes as described more fully in Note 10—Derivative Financial Instruments of the accompanying consolidated financial statements.

Cumulative Period

Our derivative losses for the Cumulative Period totaled $56.7 million, of which $1.9 million was associated with the Karlsson Note Prepayment Option as described above while the remainder stemmed from (i) the change in the fair value of the compound embedded derivatives of our convertible notes and warrants and (ii) the derivative losses we incurred on issuance of the convertible notes.

Loss on Debt Extinguishment

Years Ended March 31, 2013 and 2012 and Cumulative Period

We incurred a $2.0 million loss on the extinguishment of the Merkin Note during 2012 as is more fully described in Note 9—Convertible Notes of the accompanying consolidated financial statements.  No such loss was incurred during 2013.

Interest Expense

Years Ended March 31, 2013 and 2012

Our net interest expense for the years ended March 31, 2013 and 2012 totaled $7.2 million and $1.9 million, respectively.  For 2013, this amount represents the interest expense accrued on The Karlsson Note and the Apollo Notes, all of which were entered into during 2013.  An amount equal to this is included in accrued liabilities at March 31, 2013.  Our net interest expense for 2012 was related to the convertible notes then outstanding and was comprised of $0.4 million for interest and $1.5 million for the amortization of related discounts and financing costs.

Cumulative Period

Net interest expense for the Cumulative Period totaled $9.3 million and consisted of the (i) $7.2 million related to interest on the Karlsson and Apollo Notes and (ii) $2.1 million associated with the convertible secured notes.

Off-Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Short-Term Liquidity and Capital Needs

As of March 31, 2013, we had approximately $1.0 million in cash and a working capital deficit of $144.7 million, including accounts payable and accrued liabilities of $14.6 million and indebtedness of $128.3 million. Subsequent to year-end, we entered into debt restructurings and extension agreements on April 15, 2013 and June 26, 2013 that extended the due dates of this debt in exchange for certain other considerations and concessions. Refer to Note 18 — Subsequent Events of the accompanying consolidated financial statements for additional information.

As part of the Second Extension Agreement, we are now required to meet the following development milestones:

(i)             Complete total depth on at least eight wells on or before November 1, 2013,

(ii)          Deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014,

(iii)       Deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014, and

(iv)      Deliver a completed and published definitive feasibility study on or before December 31, 2014.

In addition, under the terms of the Second Extension Agreement we are required to deposit 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow, which funds may be released solely to fund specified development expenses pursuant to the Extension Agreement. We are also required to pay 10% of all capital raised going forward to Karlsson and Apollo as payments on their respective promissory notes. If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note, which could result in a sale of AWP or its assets to satisfy amounts owing on the note. Refer to Note 18—Subsequent Events of the accompanying consolidated financial statements for further information.

As of the date of this filing, we have $1.4 million of available cash (excluding the escrowed cash of approximately $2.4 million which must be used for specified purposes related to development of the Holbrook Project pursuant to the restructured Karlsson Note), which includes the $4.1 million of net proceeds received from the public offering that closed on June 26, 2013.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods indicated:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013
	(in millions)	(in millions)	(in millions)
Net cash used in operating activities	$(17.6)	$(10.4)	$(29.4)
Net cash used in investing activities	(19.8)	(2.0)	(21.9)
Net cash provided by financing activities	27.1	21.4	52.3
Increase (decrease) in cash and cash equivalents	$(10.3)	$9.0	$1.0

Cash used in operating activities for each of the comparative periods presented above was primarily related to our exploration and development activities in the Holbrook Basin and other corporate general and administrative expenses. Likewise, the cash consumed by our investing activities was primarily related to our capitalized development costs related to the Holbrook Project as well as the acquisition of adjacent and complementary acreage within the Holbrook Basin.

During 2013, we completed two public offerings that resulted in net financing cash proceeds to us of $61.9 million.  From these proceeds, we made payments to The Karlsson Group totaling $34.7 million comprised of the $25.0 million upfront payment due in connection with our purchase of the 50% interest in AWP that we did not already own and another $9.7 million following the completion of the second public offering in November 2012.  The $9.7 million, which represented 40% of the net proceeds raised in the November offering, reduced the outstanding balance due under The Karlsson Note from $125.0 million to $115.3 million.

Prior to 2013, the cash provided by our financing activities came almost exclusively through the issuance of convertible notes and sales of our common stock in private placements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies is included in Note 2—Summary of Significant Accounting Principles in the accompanying consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements concerning our plans, estimates, goals, strategies, intent, assumptions, beliefs or current expectations and can be identified by the use of terms and phrases such as “seek,” “is expected,” “budget,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional construction (“will,” “may,” “could,” “should,” etc.) and the negative forms of any of these words and other similar expressions.

The forwardlooking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forwardlooking statements in this Annual Report on Form 10-K and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to: future demand for and supply of potash; our plan to capitalize on potash demand; our plan to convert our mineral resources into mineral reserves; the environmental and permitting process, preliminary mine design and anticipated completion of a definitive feasibility study; our plan of exploration; the economic and legal viability of a potash mine in the Holbrook Basin; future sales of state leases and permits; our ability to raise capital; funding the approximately $128.7 million we owe to The Karlsson Group, Inc., which amount will increase as interest is accrued and potential tax gross-up payments are incurred; funding the approximately $6.8 million we owe to affiliates of Apollo Global Management, LLC; our ability to further implement our business plan and generate revenue; our ability to satisfy the requirements and successfully execute on the commercial arrangement set forth in the potash supply agreement we have entered into with Sichuan Chemical Industry Holding (Group) Co., Ltd.; our anticipation of investing considerable amounts of capital to establish production from our mining project in the Holbrook Basin in Arizona; our anticipation of our ability to identify mineral reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated capital and operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; compliance with and impact of laws and regulations; impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

Forwardlooking statements are inherently subject to known and unknown business, economic and other risks and uncertainties that may cause actual results to be materially different from those expressed or implied by our forwardlooking statements, including without limitation risks related to:

•                  our history of operating losses and expectation of future losses;

•                  our ability to develop a mine that is able to commercially produce potash;

•                  our ability to obtain sufficient additional capital to satisfy our significant funding requirements;

•                  our ability to pay the amounts due on our indebtedness to The Karlsson Group, Inc., affiliates of Apollo Global Management, LLC and the Very Hungry Parties;

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

•                  our potash supply agreement with Sichuan Chemical;

•                  the exploration, development and operation of a mine or mine property;

•                  title defects on our mineral properties and our ability to obtain additional property rights;

•                  our technical report, preliminary economic assessment and interim engineering study being prepared in accordance with foreign standards that differ from the standards generally permitted in reports filed with the SEC;

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

•                  the cyclicality of the crop nutrient markets; and

•                  global economic conditions.

This list is not exhaustive of the factors that may affect any of our forwardlooking statements. Readers are urged to carefully review and consider the various risks and uncertainties and other factors referred to under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. In addition, although we have attempted to identify important risk factors that could cause actual achievements, events or conditions to differ materially from those identified in the forward looking statements, there may be other factors we have not considered, or that we currently deem to be immaterial, that cause achievements, events or conditions not to be as anticipated, estimated or intended

These forwardlooking statements are based on the beliefs, expectation and opinions of management on the date the statements are made. We assume no obligation to update any forwardlooking statements in order to reflect any event or circumstance that may arise after the date made, other than as may be required by applicable law or regulation. For the reasons set out above, readers should not place undue reliance on forwardlooking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data

Prospect Global Resources Inc.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

CONTENTS
Report of Independent Registered Public Accounting Firm	27
Financial Statements:
Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012	28
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	29
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	30
Consolidated Statements of Shareholders’ Equity (Deficit) from August 5, 2010 (Inception) to March 31, 2013	31
Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prospect Global Resources, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Prospect Global Resources, Inc. and Subsidiaries (a development stage company, the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, cash flows, and shareholders’ equity for the years ended March 31, 2013 and 2012, and the cumulative period from August 5, 2010 (Inception) to March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prospect Global Resources, Inc. and Subsidiaries, as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended March 31, 2013 and 2012, and the cumulative period from August 5, 2010 (Inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has significant funding requirements which require capital that may not be available on favorable terms or at all, as well as a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

July 1, 2013

Denver, Colorado

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

(In thousands, except number of shares and par value amounts)

	March 31, 2013	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,024	$11,300
Accounts receivable	6	1
Related party receivable	25	25
Other current assets	1,165	828
Total current assets	2,220	12,154

Noncurrent assets
Land	380	—
Mineral properties	39,994	13,469
Equipment (net of accumulated depreciation of $132 and $6, respectively)	613	82
Deferred fees (Note 6)	7,751	—
Deposits	104	80
Total noncurrent assets	48,842	13,631

Total assets	$51,062	$25,785

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,849	$672
Accrued liabilities	11,758	844
Current portion of long-term debt	122,032	—
Tax gross-up on note payable (Note 8)	6,226	—
Grandhaven Option (Note 11)	4,060	—
Total current liabilities	146,925	1,516

Grandhaven Option (Note 11)	—	4,060
Total liabilities	146,925	5,576

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 100,000,000 shares authorized (increased on August 27, 2012 from 10,000,000); none outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized (increased on August 27, 2012 from 100,000,000); 72,595,718 and 39,489,173 issued and outstanding at March 31, 2013 and 2012, respectively	73	40
Additional paid-in capital	35,641	91,958
Losses accumulated in the development stage	(131,577)	(79,711)
Total shareholders’ equity (deficit) - Prospect Global Resources Inc.	(95,863)	12,287

Non-controlling interest	—	7,922

Total shareholders’ equity (deficit)	(95,863)	20,209

Total liabilities and shareholders’ equity (deficit)	$51,062	$25,785

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

(In thousands, except per share amounts)

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013

Expenses:
Exploration	$—	$4,954	$5,600
General and administrative	42,737	16,877	61,101
Total expenses	42,737	21,831	66,701

Loss from operations	(42,737)	(21,831)	(66,701)

Other expense:
Derivative losses	(1,900)	(39,810)	(56,666)
Loss on debt extinguishment	—	(2,000)	(2,000)
Interest, net	(7,241)	(1,939)	(9,300)
Total other expense	(9,141)	(43,749)	(67,966)

Income tax expense	—	—	—

Net loss	(51,878)	(65,580)	(134,667)

Net loss attributable to non-controlling interest	12	2,703	3,090

Net loss attributable to Prospect Global Resources Inc.	$(51,866)	$(62,877)	$(131,577)

Earnings per share
Basic and diluted
Loss per share	$(0.90)	$(2.24)	$(3.67)
Weighted average number of shares outstanding	57,738	28,012	35,816

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(In thousands)

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,878)	$(65,580)	$(134,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	776	2,064	3,156
Apollo fees paid with promissory note	6,750	—	6,750
Derivative losses	1,900	39,810	56,666
Loss on debt extinguishment	—	2,000	2,000
Stock-based compensation	13,794	9,717	23,512
Interest expense	7,250	1,939	9,309
Karlsson Group Tax Gross Up	6,226	—	6,226
Depreciation	108	5	114
Changes in operating assets and liabilities:
Accounts receivable	(5)	(1)	(6)
Other current assets	163	(686)	(665)
Deferred fees	(2,287)	—	(2,288)
Deposits	(24)	(80)	(104)
Accounts payable	497	70	1,169
Accrued liabilities	(915)	299	(531)
Net cash used in operating activities	$(17,645)	$(10,443)	$(29,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(18,777)	$(1,948)	$(20,774)
Land acquisitions	(380)	—	(380)
Equipment acquisitions	(639)	(82)	(726)
Net cash used in investing activities	$(19,796)	$(2,030)	$(21,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$—	$5,500	$9,049
Merkin note amendment	—	(2,000)	(2,000)
Karlsson Note principal payments	(9,718)	—	(9,718)
Proceeds from common stock issued	61,883	17,994	79,932
Non-controlling interest acquisition	(25,000)	—	(25,000)
Net cash provided by financing activities	$27,165	$21,494	$52,263

Net (decrease) increase in cash and cash equivalents	(10,276)	9,021	1,024
Cash and cash equivalents- beginning of period	11,300	2,279	—
Cash and cash equivalents - end of period	$1,024	$11,300	$1,024

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$(8,417)	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	(1,125)	(1,125)
Warrants issued and recorded as deferred financing costs	—	(43)	(43)
Grandhaven Option, net of $25,000 receivable	—	4,036	4,036
Accrued development activities	4,671	471	5,142
Capitalized equity based compensation	3,077	—	3,078
SK Land Holdings Option	500	—	500
Sichuan success fee (in accrued liabilities)	1,588	—	1,588
Sichuan success fee (equity component)	3,876	—	3,876

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(a Development Stage Company)

(In thousands, except number of shares)

	Common Stock		Additional Paid-	Losses Accumulated in the Development	Non- Controlling	Total Shareholders’
	Shares	Amount	in Capital	Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	16,413,638	16	38	—	—	54
Stock-based compensation	850,000	1	—	—	—	1
Contributions	—	—	—	—	11,000	11,000
Stock issued for services	2,141,667	2	314	—	—	316
Stock acquired through merger	1,735,000	2	(2)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	—	1,076	—	—	1,076
Net loss	—	—	—	(16,834)	(375)	(17,209)
Balance at March 31, 2011	21,498,864	21	1,426	(16,834)	10,625	(4,762)

Stock issued in private placements	4,277,625	4	13,968	—		13,972
Stock issued for services	500,000	1	2,060	—	—	2,061
Stock-based compensation	700,000	1	9,716	—	—	9,717
Stock acquired through merger	—	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	12,512,684	13	64,787	—	—	64,800
Net loss	—	—	—	(62,877)	(2,703)	(65,580)
Balance at March 31, 2012	39,489,173	40	91,958	(79,711)	7,922	20,209

Stock issued for services	2,021,250	2	4,650	—	—	4,652
Non-controlling interest acquisition	—	—	(174,310)	—	(7,910)	(182,220)
The Karlsson Group warrant issuance	—	—	34,620	—	—	34,620
Stock issued in private placements	235,295	—	999	—	—	999
Stock issued in public offerings	30,400,000	30	66,260	—	—	66,290
Cost of public offerings	—	—	(5,406)	—	—	(5,406)
Stock-based compensation	450,000	1	16,870	—	—	16,871
Net loss	—	—	—	(51,866)	(12)	(51,878)
Balance at March 31, 2013	72,595,718	$73	$35,641	$(131,577)	$—	$(95,863)

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(A Development Stage Company)

Note 1—Organization and Business Operations

Introduction

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project.

We were incorporated in the state of Nevada on July 7, 2008 while our wholly owned subsidiary, Old Prospect Global, was incorporated in the state of Delaware on August 5, 2010. We hold our interest in and control the Holbrook Project through our ownership of our wholly owned subsidiary, American West Potash LLC or AWP.

Between January and November 2011, we invested $11.0 million dollars in AWP and another party, The Karlsson Group Inc., contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, for a 50% ownership interest in AWP. In July 2011, AWP entered into a Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.  On August 1, 2012 we purchased The Karlsson Group’s 50% interest in AWP and became the sole owner and operator of AWP.

American West Potash LLC

AWP commenced operations on January 21, 2011, the date on which the Company and The Karlsson Group executed the Third Amended and Restated Operating Agreement (the “Operating Agreement”). Through AWP, we hold potash exploration permits on 38 Arizona state sections, own the mineral rights on eight private sections and hold leases for the mineral rights on 101 private sections which, in total, cover approximately 90,000 acres. The state permits are for five year terms, of which 15 expire in 2014 and 23 expire in 2015. The private leases shall continue as long as AWP performs exploration or development activity.

During calendar year 2011, AWP acquired approximately 70 miles of 2D seismic data and completed the drilling and coring of 12 holes. The results from the seismic data and the drilling helped delineate the potash resource potential on AWP’s acreage and supported the completion of the Resource Calculation and PEA. This was combined with the historic information of approximately 58 holes in our project area. Due to the relatively shallow depth of the deposit, AWP plans to mine the potash employing conventional underground mining techniques.

On July 27, 2011, AWP entered into a Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to its existing mineral rights covering 50 mineral estate sections in the Holbrook Basin of eastern Arizona. This Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during development of AWP’s mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the Sharing Agreement is for perpetuity or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP. The owners of the mineral estates can also terminate the agreement upon specified defaults by AWP, some following cure periods.

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

Short-Term Liquidity and Capital Needs

As of March 31, 2013, we had approximately $1.0 million in cash and a working capital deficit of $144.7 million, including accounts payable and accrued liabilities of $14.6 million and indebtedness of $128.3 million. Subsequent to year-end and as a result of not being able to service this debt, we entered into debt restructurings on April 15, 2013 and June 26, 2013 that extended the due dates of this debt in exchange for certain other considerations and concessions. Refer to Note 18 — Subsequent Events of the accompanying consolidated financial statements for additional information.

As part of the Second Extension Agreement, we are required to meet the following development milestones:

(i)             Complete total depth on at least eight wells on or before November 1, 2013,

(ii)          Deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014,

(iii)       Deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014, and

(iv)      Deliver a completed and published definitive feasibility study on or before December 31, 2014.

In addition, under the terms of the Second Extension Agreement we are required to deposit 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow, which funds may be used solely to fund specified development expenses pursuant to the Extension Agreement. Two million dollars of the proceeds we received from our recent $5.0 million public offering (refer to Note 18—Subsequent Events of the accompanying consolidated financial statements) were placed into this escrow, reducing our remaining escrow obligation to $10.0 million. We are also required to pay 10% of all capital raised going forward to Karlsson and Apollo as payments on their respective promissory notes. If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note, which could result in a sale of AWP or its assets to satisfy amounts owing on the note. Refer to Note 18—Subsequent Events of the accompanying consolidated financial statements for further information.

As of the date of this filing, we have $1.4 million of available cash (excluding the escrowed cash of approximately $2.4 million which must be used for specified purposes related to development of the Holbrook Project pursuant to the restructured Karlsson Note), which includes the $4.1 million of net proceeds received from the public offering that closed on June 26, 2013. We will need to raise additional capital beyond what has already been raised to complete the development milestones in the Extension Agreement. If we are unable to raise the necessary funds to satisfy these development milestones, we will consider all available options, including the filing of a voluntary bankruptcy.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

At March 31, 2013, the Company has not generated any revenues to fund operations.  The continuation of the Company as a going concern is dependent upon the efforts of the Company to raise additional capital and meet operational, mine development and corporate requirements. As disclosed within these financial statements, the capital required to meet these requirements could be substantial and will require the issuance of additional debt and/or equity securities.  These requirements and potential lack of available funding raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Principles

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-K and applicable Articles of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the financial information set forth herein have been included.

Principles of Consolidation

As of March 31, 2013, the Company was the 100% owner of Prospect Global Resources Inc., a Delaware corporation (“old Prospect Global”).  Old Prospect Global is a holding company and the 100% owner of AWP; and, therefore, the Company accordingly provides the consolidated financial statements for the Company, old Prospect Global and AWP.  The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to The Karlsson Group (prior to the August 1, 2012 acquisition of the remaining 50% non-controlling interest) and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

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

As of March 31, 2013, none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.  Further analysis, including additional in-fill drilling, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the fair value of mineral interests contributed by The Karlsson Group; the calculation of certain conversion features of the Company’s secured convertible notes; the embedded derivative liabilities associated with those secured convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation; the liability associated with the Grandhaven Option; the fair market value of consideration associated with The Karlsson Group Acquisition and the Karlsson Note Tax Gross-Up (as defined in Note 8—Debt) amount.

Cash and Cash Equivalents

Cash is comprised of cash deposits held at banks.  Cash equivalents are highly liquid investments with original maturities of three months or less to be cash equivalents.  As of March 31, 2013 and 2012, the Company had no cash equivalents. During the course of our operations, our balance of cash and cash equivalents held in bank accounts may exceed amounts covered by the Federal Deposit Insurance Corporation (FDIC).

Equipment

Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. Estimated useful lives of assets currently held range from 2-10 years. The Company’s policy is to review equipment for impairment at least annually.

Mineral Properties

Investments in mineral properties are capitalized as incurred. The carrying costs of mineral properties are assessed for impairment whenever changes in circumstances indicate that the carrying costs may not be recoverable. When the Company reaches the production stage, the related capitalized costs will be depleted. Refer to Note 5—Mineral Properties for additional information.

Exploration Expense

Exploration expense includes geological and geophysical work performed on areas that do not yet have identified resources. These costs are expensed as incurred.

Financial Instruments

Prospect’s financial instruments consist of cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities, warrants and stock options. We carry cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have in the past entered into certain financial instruments and contracts, such as convertible note financing arrangements and the Karlsson Note that contained embedded derivative features. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in our financial statements until their conversion into common stock on November 22, 2011.

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

Loss per Share

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the 12 months ended March 31, 2013 and 2012 and from August 5, 2010 (Inception) to March 31, 2013, basic loss per common share and diluted loss per common share were the same as any potentially dilutive shares would have been anti-dilutive to the periods. Refer to Note 15—Loss per Share for additional information.

Equity-Based Compensation

The Company recognizes compensation costs for share-based awards based on the estimated fair value of the employee awards on their grant date. The fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation costs are recognized on a straight-line basis over each issuance’s respective vesting period.

From time to time, the Company will issue share-based awards, including options and warrants, to non-employees. The fair value of these awards issued to non-employees (typically consultants) is measured on the earlier of the date the performance is complete or the date the consultant is committed to perform. In the event that the measurement date occurs after an interim reporting date, the awards are measured at their then-current fair value at each interim reporting date, estimated using the Black-Scholes pricing model. The fair value of these awards is expensed on a straight-line basis over the associated performance period.

Warrants

The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 13—Equity Based Compensation and Note 14—Shareholders’ Equity for additional information.

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 3—The Karlsson Group Acquisition

On May 30, 2012, we signed a purchase agreement with The Karlsson Group, Inc. for the acquisition of the 50% of AWP that we did not already own. We subsequently closed this acquisition on August 1, 2012 at which point we became the sole owner and operator of AWP. With the signing of the purchase agreement, we paid The Karlsson Group a non-refundable deposit consisting of (a) $6.0 million in cash, of which $5.5 million was credited against the purchase price, and (b) a warrant to purchase 5,605,834 shares of our common stock for $4.25 per share. At closing, we (a) paid The Karlsson Group an additional $19.5 million in cash, (b) issued them a senior secured $125.0 million promissory note and (c) granted them the right to receive 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75.0 million. We also agreed to pay The Karlsson Group an additional amount equal to 15% of the net proceeds received from a future sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity on or prior to August 1, 2016, capped at $75.0 million.  At the closing, we also received an option, exercisable for 150 days following payment in full of the promissory note, to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000.

At closing, the allocation of the purchase price was recorded as an equity transaction using preliminary estimates related to the fair value of the consideration paid. As of March 31, 2013, we deemed these preliminary estimates to be final and the accounting for this transaction complete.

On April 15, 2013 and June 26, 2013, as a condition to the restructurings of The Karlsson Group debt incurred in connection with the acquisition, we entered into amended agreements with The Karlsson Group that modified some of the terms of the original acquisition.  Refer to Note 18—Subsequent Events for additional information

Note 4—Other Current Assets

In the normal course of business, the Company pays in advance for goods and/or services to be received in the future.  As of March 31, 2013, our prepaid balances related to items such as insurance premiums, service contracts, rental agreements and various other operating pre-payments.  The SK Land Holdings Option was acquired on August 1, 2012 as part of The Karlsson Group Acquisition and represents the estimated fair value of the land option acquired as part of this acquisition.

As we expect to receive benefits from these payments within the next 12 months, they have been reflected as current assets on the balance sheet.

	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
Prepaid insurance & rent	$276	$223
Other	389	605
SK Land Holdings Option	500	—
Total other current assets	$1,165	$828

Note 5—Mineral Properties

Additions to Mineral Properties for the 12 months ended March 31, 2013 included development costs such as engineering, environmental studies, drilling, allocated compensation including employee salaries, employee bonuses and employee and non-employee stock compensation, and other costs related to development of the Holbrook Project.

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

Note 6—Deferred Fees

Off-take Agreement with Sichuan Chemical

On October 18, 2012, we entered into an agreement with Sichuan Chemical Industry Holding (Group) Co, Ltd, a Chinese limited liability company (“Sichuan”), under which Sichuan will purchase a minimum of 500,000 tonnes (on a take-or-pay basis, backed by a letter of credit) of potash from us per year for a period of ten years starting with the commencement of production from our Holbrook Project.

Upon execution of the Sichuan agreement, we owed a one-time success fee to a third party of $7.8 million, payable 50% in cash and 50% in common stock with the common stock component totaling 1,656,250 shares.  As of March 31, 2013, the Company had issued all 1,656,250 shares of the common stock and paid $2.3 million in cash to the third party.  The remaining $1.6 million is included in accrued liabilities at March 31, 2013.

The Company has elected to capitalize the total direct costs and fees of $7.8 million associated with the placement of this agreement and will begin amortizing these fees, if and when, the Company reaches production and over the term of the Sichuan agreement, or ten years. The Company will periodically evaluate the asset to determine the realization of the asset.

Note 7— Accounts Payable and Accrued Liabilities

Development costs associated with the Holbrook Project in the amount of $2.1 million and $0.4 million are included in accounts payable at March 31, 2013 and March 31, 2012, respectively.

Accrued liabilities at March 31, 2013 and 2012 included:

	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
Drilling/permitting	$140	$471
Mineral lease obligations	1,500	—
Legal	112	280
Vacation, bonuses and severance pay	982	27
Board of Directors’ fees	125	—
Sichuan success fee	1,588	—
Interest on promissory notes	7,229	—
Other	82	66
Total accrued liabilities	$11,758	$844

Drilling and permitting costs and mineral lease obligations are included in mineral properties as they relate to development costs associated with the Holbrook Project.  The $1.5 million mineral lease obligation relates to amounts due various owners of private sections in accordance with the Sharing Agreement.  The Sichuan success fee is the remainder of a one-time success fee due to a third-party consulting group.  This $1.6 million is also capitalized and included in deferred fees. The interest on promissory notes is comprised of the interest owing under the Karlsson and Apollo notes, all of which is payable within the next 12 months. Refer to Note 8—Debt and Note 18—Subsequent Events for additional information.

Note 8 — Debt

Prospect’s debt consists of the following:

	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
Karlsson senior secured note	$115,282	$—
Apollo unsecured notes	6,750	—
Tax gross-up on Karlsson senior secured note	6,226	—
Total debt	128,258	—
Less: current portion	(128,258)	—
Total long-term debt	$—	$—

Karlsson Note

We issued The Karlsson Group a $125.0 million senior first priority secured promissory note at the closing of The Karlsson Group Acquisition on August 1, 2012 which bears interest at 9% per annum and which is payable on each principal payment date.  Pursuant to the terms of this note, we made principal payments totaling $9.7 million in November 2012 equal to 40% of the net proceeds received from our November equity offering.  The remaining principal balance of $115.3 million was due to have been repaid in two installments with the balance of the first installment or $40.3 million having been due on March 30, 2013 and the second installment of $75.0 million having a due date of July 31, 2013.  Unable to raise sufficient funds to repay the amounts due under the Karlsson Note on March 30, 2013, we entered into an Extension Agreements with The Karlsson Group on April 15, 2013 and June 26, 2013 that, among other things, extended the due date of the Karlsson Note. Refer to Note 18—Subsequent Events for additional information.

In addition to the mandatory prepayments equal to 40% of the net proceeds received by the Company from any equity or debt raise completed before the Karlsson Note has been repaid in full, the Karlsson Note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. The Karlsson Note is guaranteed by AWP and is secured by (a) a pledge by Old Prospect and (b) a lien over all the assets of Old Prospect and AWP.  Certain of these provisions were revised subsequent to year-end by the Extension Agreement.  Refer to Note 18—Subsequent Events for additional information.

Including the tax gross-up (see below), accrued interest and the remaining unpaid principal balance, we owed The Karlsson Group approximately $128.7 million as of March 31, 2013, all of which is reflected in current liabilities at March 31, 2013.

Karlsson Note Tax Gross-Up

On December 24, 2012, we also became obligated to pay The Karlsson Group a tax gross-up as compensation for deferring the repayment date of the first Karlsson Note installment from December 24, 2012 to March 30, 2013, with the tax gross-up also payable on March 30, 2013.  We estimated this tax gross-up to be $6.2 million in accordance with the Karlsson Note terms.  However, this amount is subject to adjustment should retrospective tax changes occur prior to payment of this gross-up.  In accordance with accounting guidance related to contingent liabilities, the additional expense associated with the obligation to pay the tax gross-up has been included as a component of loss from operations.  This tax gross provision was subsequently modified and expanded in connection with the Extension Agreement entered into on April 15, 2013.  Refer to Note 18—Subseqent Events for additional information.

Karlsson Note Prepayment Option

Pursuant to the terms of the Karlsson Note, if Prospect had paid $100.0 million of principal on or before December 15, 2012, plus all accrued and unpaid interest, the entire inception date note balance of $125.0 million would have been deemed satisfied (“Prepayment Option”).

At inception, this Prepayment Option was deemed a derivative asset meeting the definition of a financial instrument and subject to Level 3 measurement.  Accordingly, the Company was required to remeasure the fair value of this financial instrument each reporting period.  The estimated fair value of the Prepayment Option as of August 1, 2012, the inception date, was estimated at $1.9 million. In that we did not exercise our option to pay the $100.0 million on or before December 15, 2012, the fair value of the Prepayment Option was subsequently reduced to $0. This change in the fair value of the Prepayment Option of $1.9 million is included in derivative losses.

Apollo Notes

On March 7, 2013, we entered into a Termination and Release Agreement with certain affiliates of certain investment funds managed by Apollo Global Management, LLC (which we refer to collectively as the Apollo Parties) that terminated the agreements we entered into with the Apollo Parties in November, 2012 (as amended in December, 2012). These agreements related to a potential financing transaction (the “Apollo Financing”) with the Apollo Parties that we terminated as a result of concerns over our ability to obtain the necessary shareholder approvals needed for the Apollo Financing. The fees related to this transaction are included in G&A.

Upon execution of the Termination and Release Agreement (i) we paid the Apollo Parties $0.8 million in cash and issued them two promissory notes (“the Apollo Notes”) totaling approximately $6.8 million as a break up and release payment and (ii) we reimbursed the Apollo Parties for $2.2 million of expenses incurred by them in connection with the Apollo Financing.

Principal and interest on each Apollo Note is payable in full on September 3, 2013 with each note bearing interest at the rate of 11% annum.  The Apollo Notes are also subject to mandatory prepayments in amounts equal to the lessor of the then outstanding balance and 33% of the net cash proceeds received in any debt or equity offering.

On April 15, 2013 and as a condition to the restructuring of our senior debt to The Karlsson Group (see above), the terms of the Apollo Notes were amended to extend the payment due dates and modify certain other terms.  Refer to Note 18—Subsequent Events for additional information.

Note 9—Convertible Notes

As of March 31, 2013 and 2012, the Company had no outstanding convertible notes.  While no convertible notes were outstanding at these dates, the Company has issued the following convertible notes in the past, all of which have since been converted into common stock:

In connection with the reverse merger completed on February 11, 2011, $1.0 million of the Company’s then outstanding convertible notes, which were issued in 2010, converted into 358,559 shares of our common stock.

Between January and September 2011 the Company issued various secured convertible notes.  On November 22, 2011, these convertible notes and their associated interest were converted into common stock. The following notes were outstanding prior to their conversion on November 22, 2011:

Secured Convertible Notes
$2.0 million face value secured convertible note due January 24, 2012
$0.5 million face value secured convertible note due January 24, 2012
$2.5 million face value secured convertible note due April 24, 2012
$1.5 million face value secured convertible note due August 3, 2012
$1.5 million face value secured convertible note due September 18, 2012

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

Accounting for the Convertible Note Warrants

Based on the terms and conditions of the convertible notes, we concluded the associated warrants did not meet the criteria for equity classification. Accordingly, our analysis resulted in the conclusion that these warrants required classification as liabilities, measured at fair value both at inception and subsequently.

The following table reports the allocation of the proceeds from the convertible notes on the financing dates:

Secured Convertible Notes	Merkin Note $2.0 million Face Value	COR Note $0.5 million Face Value	Hexagon Note $2.5 million Face Value	Avalon Note $1.5 million Face Value	Second Hexagon Note $1.5 million Face Value
	(thousands)	(thousands)	(thousands)	(thousands)	(thousands)
Proceeds	$(2,000)	$(500)	$(2,500)	$(1,500)	$(1,500)
Compound embedded derivative	10,068	333	460	708	432
Warrant derivative liability	—	—	3,954	5,147	2,135
Day-one derivative loss	(8,068)	—	(1,914)	(4,355)	(1,067)
Carrying value	$—	$(167)	$—	$—	$—

The carrying value of the secured convertible notes at March 31, 2013 and 2012 was nil and nil, respectively.

Discounts (premiums) on the convertible notes stemmed from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which were lower than face value. Discounts (premiums) were amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts amounted to $1.6 million during the period from August 5, 2010 (Inception) to March 31, 2013, $1.5 million for the year ended March 31, 2012 and nil for the year ended March 31, 2013.

Note 10—Derivative Financial Instruments

Derivative Assets

As of March 31, 2013 and 2012, we had no derivative assets. However, as discussed in Note 8—Debt, we recorded a $1.9 million derivative asset at the inception of the Karlsson Note on August 1, 2012 related to the Prepayment Option but when we did not exercise that option on or before December 15, 2012, the fair value of the Prepayment Option was subsequently reduced to $0 and a corresponding charge was recorded to derivative losses.

Derivative Liabilities

As of March 31, 2013 and 2012, the fair values of the compound embedded derivatives and the warrant derivative liabilities were nil. As discussed in Note 9—Convertible Notes, the secured convertible notes were converted into common stock on November 22, 2011. As a result of the conversions, the compound embedded derivatives were eliminated as they existed because of and derived their values from the convertible notes. Additionally, the warrant derivative liabilities were eliminated. From the inception of the financings through November 22, 2011, the warrants were required to be classified as derivative liabilities due to the down-round protection features, automatic conversion provisions, and the make-whole provisions contained in the secured convertible notes. With the conversion of the secured convertible notes on November 22, 2011, the warrants were no longer required to be carried as derivative liabilities as the provisions and features giving rise to the warrant liabilities were also eliminated. As such, the warrants were reclassified to stockholders’ equity on November 22, 2011.

The following table summarizes the effects on our loss associated with changes in the fair values of our derivative financial instruments for the year ended March 31, 2012. For information on our $1.9 million derivative loss for the year ended March 31, 2013, please see the preceding section on Derivative Assets above.  No gain (loss) was recognized for the period August 5, 2010 (Inception) through March 31, 2011.

Our financings giving rise to derivative financial instruments and the income effects:	Year Ended March 31, 2012
(thousands)
Compound embedded derivatives	$(23,525)
Day-one derivative loss	(7,336)
Warrant derivative liabilities	(8,949)
Total derivative loss	$(39,810)

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

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measure all our derivative financial instruments that are required to be measured at fair value on a recurring basis using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. However, as of March 31, 2013 and 2012 none of our outstanding instruments required fair value measurement.

The features embedded in the secured convertible notes were combined into one compound embedded derivative that we valued using the income valuation technique using the Monte Carlo valuation model. The Monte Carlo model was believed by our management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. As of March 31, 2013 and 2012, all of our compound embedded derivatives valued using the Monte Carlo model had been eliminated and thus no fair value measurements were required.

The warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weights to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. As of March 31, 2013 and 2012, none of our outstanding warrants required fair value measurement.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Information
	2013	2012
	(thousands)	(thousands)
Beginning balance as of period ended March 31	$—	$(17,288)
Total gains or losses (realized or unrealized):
Included in earnings	—	(20,956)
Warrant issuances	—	(12,396)
Warrant reclassification to equity	—	20,228
Debenture issuances	—	(12,001)
Debenture conversions	—	42,413
Ending balance as of March 31	—	—

Note 11—Grandhaven Option

On November 22, 2011, Prospect completed two transactions with entities related to Hexagon Investments, LLC (refer to Note 12—Related Party Transactions for additional information). As part of the consideration given in those transactions, Prospect must either (a) assign a 1% overriding royalty interest in AWP’s future production revenues or (b) settle the obligation through issuance of the Company’s common shares to a Hexagon related entity, Grandhaven Energy, based on the estimated fair value of a 1% royalty interest at the time of exercise (“Grandhaven Option.”).  To the extent we have not completed the assignment of this 1% royalty interest to Grandhaven Energy by December 31, 2013, Grandhaven Energy can elect to have this obligation settled through the issuance of the Company’s common shares at any time after this date.

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

Recognizing that the Grandhaven Option derives its value from the fair value of a 1% royalty interest, we used the income approach to estimate the fair value of a 1% royalty interest. The royalty is calculated based upon anticipated gross sales of potash. To calculate the value of the 1% royalty interest at inception, management developed a model to estimate the net present value (NPV) of future gross potash sales. The model probability weighted possible outcomes utilizing varying selling price and production inputs. The discount rate applied throughout the model represented Prospect’s estimated cost of capital.

Based on the above, the fair value for the Grandhaven Option upon issuance (November 22, 2011) was deemed to be $4.1 million.

Note 12—Related Party Transactions

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

Pursuant to the termination agreement we: (i) paid Buffalo Management $975,000 in cash and issued them a warrant to purchase 352,150 shares of our common stock for $2.60 per share in satisfaction of the $1.5 million fee payable to Buffalo Management in connection with the acquisition of the 50% of American West Potash that we did not previously own and described above in Note 3—The Karlsson Group Acquisition; (ii) issued Buffalo Management a warrant to purchase 268,304 shares of our common stock for $2.60 per share in connection with services rendered by Buffalo Management in connection with our July, 2012 public offering of 15,400,000 shares of common stock at $2.60 per share; and (iii) issued Buffalo a warrant to purchase 2,000,000 shares of our common stock for $2.60 per share in consideration of Buffalo Management’s terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo Management equal to 2% of Prospect Global’s annual gross revenues in perpetuity and provided for under Section 2(a) of the management services agreement survived the termination.  On April 15, 2013 and as a condition to the Extension Agreement entered into with The Karlsson Group on this same date, this 2% fee was reduced to 1% in exchange for consideration yet to be determined.  Refer to Note 18—Subsequent Events for additional information.

The warrant to purchase an aggregate of 2,620,454 shares of our common stock for $2.60 per share that we issued to Buffalo Management on August 1, 2012 is exercisable through July 31, 2017, subject to a two year extension in the event of a change of control of Prospect Global.  The fair value of the warrant issued to Buffalo Management on August 1, 2012 was estimated at $5.2 million using the Black-Scholes pricing model.  Significant inputs included the Company’s stock price, an estimated term of five years, estimated volatility of 177.26%, risk free rate of 0.61% and no dividends.  We also amended our registration rights agreement with Buffalo Management to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement provides for demand and piggy-back registration rights, provided that each demand registration is limited to 1,100,000 shares.

During the 12 months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, Prospect paid Buffalo Management approximately $1.1 million, $0.3 million and $1.4 million, respectively.  As of March 31, 2013 and 2012, accrued liabilities included nil and twenty-five thousand dollars, respectively, related to amounts owing to Buffalo Management.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein, one of our directors and executive vice chairman, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 1,778,150 shares of Prospect Global’s common stock which includes the 781,997 shares issued in May 2013 in lieu of payment for services then owing (see below). During the 12 months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, Prospect paid Brownstein Hyatt approximately $3.6 million $0.5 million and $4.3 million, respectively, in legal and lobbying/permitting fees. Approximately $0.8 million and $0.3 million payable to Brownstein Hyatt are included in accrued liabilities and accounts payable as of March 31, 2013 and 2012, respectively. Chad Brownstein does not share in any of these fees.

On July 2, 2012, we issued Brownstein Hyatt ten year options to purchase 120,000 shares of our common stock at $2.60 per share as compensation.  In May 2013, we entered into an agreement with Brownstein Hyatt under which Brownstein Hyatt received 781,997 shares of our common stock in lieu of payment for services owing at March 31, 2013 in the amount of $0.2 million.

Hexagon Investments, LLC / Grandhaven Energy, LLC / Very Hungry LLC / Scott Reiman 1991 Trust

One of our former board members, Scott Reiman, who served on our board from August 2011 to March 2012, is the founder of Hexagon Investments, LLC (“Hexagon”). Hexagon was not a related party prior to these transactions. The relationship between Hexagon, Grandhaven Energy, Very Hungry and the Scott Reiman 1991 Trust and the details of our transactions with these entities are summarized below:

•                  On April 25, 2011, we issued a $2.5 million face value secured convertible note in exchange for net proceeds of $2.5 million. The note converted into 881,507 shares of our common stock on November 22, 2011. We also issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to 666,667 of our shares at an exercise price of $3.00 per share. The second warrant is exercisable until April 25, 2014 for up to 2,500,000 of our shares at an exercise price of $3.00 per share. In connection with issuance of the convertible note we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•                  On September 19, 2011, we issued a $1.5 million convertible secured note in exchange for net proceeds of $1.5 million. This note converted to 399,033 shares of our common stock on November 22, 2011. We also issued Hexagon a warrant to purchase up to 980,392 shares of our common stock at an exercise price of $3.83 per share, which is exercisable until September 18, 2013. In connection with issuance of the convertible note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•                  On November 22, 2011 we sold 2,588,235 shares of common stock and a warrant to purchase 2,588,235 shares of common stock at $4.25 per share for total cash proceeds of $11.0 million to Very Hungry LLC, an affiliate of Hexagon. The warrant is exercisable at any time through August 5, 2013. We granted piggy-back registration rights for the shares purchased and issuable upon exercise of the warrant.

Also on November 22, 2011 we entered into a royalty agreement with Grandhaven Energy, LLC, an affiliate of Hexagon, whereby we sold Grandhaven an overriding royalty interest of 1% of the gross proceeds received by our subsidiary AWP from the extraction of potash from its existing land holdings for $25,000 cash. If (i) the Arizona State Land Department declines to issue any lease to AWP with respect to any state exploration permit, or (ii) the Arizona State Land Department terminates any state exploration permit, or (iii) the Arizona State Land Department refuses to consent to the assignment of any royalty interests in any Arizona state lease, or requires any reduction of or imposes any condition on such royalty interests as a condition of approving an assignment of such royalty interests or approving any royalty reduction or other action with respect to a state lease, or (iv) if AWP has not been issued all of the state leases and conveyed to Grandhaven all royalty interests in all of AWP’s Arizona state leased premises on or before March 1, 2013, Grandhaven has the option to receive substitute royalty interests from us in the same number of acres in portions of our non-Arizona state properties, in a percentage sufficient to compensate Grandhaven for the reduced royalty interests in the affected state lease. If AWP has not been issued any Arizona state leases as of the date that AWP conveys assignments of the royalty interest in the non-Arizona state properties Grandhaven may elect to receive in substitution an assignment of a 1.388% royalty interest in all of the non-Arizona state leased premises. If we do not deliver assignments of the royalty interest from AWP to Grandhaven by December 31, 2013, Grandhaven has the option, at any time thereafter, to purchase shares of our common stock at $4.25 per share in exchange for the surrender by Grandhaven of royalty interests for which assignments have not been obtained, valued at their fair market value at that time (collectively the “Grandhaven Option”).

•                  Grandhaven Energy controls Very Hungry LLC.  Conway Schatz, a manager of Very Hungry, joined our board of directors effective April 1, 2012 and currently holds 140,000 options to purchase shares of our common stock at an exercise price of $2.60 per share.  Mr. Schatz does not have dispositive power over the shares owned by Very Hungry.

•                  On June 7, 2012, Hexagon consummated the contribution of all of its shares of common stock and warrants to purchase common stock to Very Hungry. Subsequent to that transaction, the Scott Reiman 1991 Trust liquidated its membership Interest in Very Hungry and received a pro rata distribution of its interests in Very Hungry, including equity securities of Prospect.

•                  On July 5, 2012, Very Hungry purchased 4,807,692 shares of our common stock at $2.60 per share in a public offering for total cash proceeds of $12.5 million.

•                  On May 2, 2013, we borrowed $5.0 million from Very Hungry, LLC and the Scott Reiman 1991 Trust in exchange for $5.5 million in unsecured, subordinated promissory notes.  In consideration for this loan, we reduced the exercise price on all warrants to purchase our common stock held by the lenders to $0.30 per share (from exercises prices ranging from $4.25 per share to $3.00 per share) and extended the maturity of all these warrants to August 1, 2017. Very Hungry, LLC and the Scott Reiman 1991 Trust have agreed to invest their $5.5 million subordinated notes in convertible preferred stock that would be automatically convertible upon stockholder approval of the conversion into the same securities issued in the public offering that closed on June 26, 2013.. Refer to Note 18—Subsequent Events for additional information.

Intercompany Receivables from AWP

The Company paid certain expenses in 2013 and 2012 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of March 31, 2013 and 2012.

Note 13—Equity Based Compensation

Stock Options

Effective August 22, 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). Amendments to increase the allowable shares to be issued under both Plans were approved by shareholders of the Company on August 27, 2012. The amended Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 13,500,000 shares, of which 8,867,000 remained available for issuance at March 31, 2013. The amended Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 8,200,000 shares, of which 3,225,000 remained available for issuance at March 31, 2013. Awards issued under the Plans may include stock options, stock appreciation rights, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

Compensation expense for employees is recognized based on the estimated fair value of the awards on their grant date.  The fair value of options issued to non-employees is measured on the earlier of the date the performance is complete or the date the non-employee is committed to perform. In the event the non-employee measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  For both employee and non-employee options, fair value is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective vesting period for employees and service period for non-employees. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Assumptions used in estimating the fair value of awards granted through March 31, 2013 included the following:

Expected term	5.0 to 9.47 years
Volatility*	128.57% to 181.46%	*
Risk-free rate	0.63% to 2.00%
Dividend yield	—

*       The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of March 31, 2013 and changes during the year then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2012	3,415	$4.25	$19,636	9.74
Granted	6,346	2.61	—	9.45
Exercised	—	—	—	—
Forfeited or expired	(153)	2.60	—	—
Outstanding at March 31, 2013	9,608	3.20	—	9.20
Vested at March 31, 2013	6,614	3.43	—	9.13

The weighted average grant date fair value of the stock options granted for the 12 months ended March 31, 2013 and 2012 and for the period August 5, 2010 (Inception) through March 31, 2013 was $1.91, $3.82 and $2.38, respectively.  A total of 153,000 stock options have been forfeited since August 5, 2010 (Inception), while none have expired.

A summary of the status of the non-vested stock options as of March 31, 2013, and changes during the year ended March 31, 2013 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	1,015	$4.77
Granted	6,346	1.91
Vested	(4,214)	2.01
Forfeited	(153)	2.45
Non-vested at March 31, 2013	2,994	2.06

As of March 31, 2013, there was $2.5 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately one year. The total expense for the fair value of vested grants during the 12 months ended March 31, 2013 and 2012 was $7.8 million and $9.7 million, respectively.  For the period August 5, 2010 (Inception) to March 31, 2013 the cumulative expense was $17.5 million.  For the 12 months and cumulative period ended March 31, 2013, $3.1 million of stock compensation was capitalized and included in mineral properties as of March 31, 2013.  This amount represented the estimated portion attributable to development activities.  No stock compensation expense was capitalized prior to December 31, 2011.

Warrants Issued for Services

The Company has issued 4,896,808 warrants to purchase shares of common stock to non-employees in exchange for services, with exercise prices ranging from $1.25 to $5.02.  For these awards, fair value is estimated using the Black-Scholes pricing model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Assumptions used in estimating the fair value of awards granted through March 31, 2013 included the following:

Expected term	2.0 to 5.0 years
Volatility*	106.22% to 177.26%	*
Risk-free rate	0.22% to 1.52%
Dividend yield	—

*                 The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

The expense recognized within G&A related to these awards amounted to $5.9 million and nil for the 12 months ended March 31, 2013 and 2012 and $5.9 million for the cumulative period ended March 31, 2013.  For the cumulative period ended March 31, 2013, nil associated with warrants issued for services was capitalized and included in mineral properties.

The Company is currently committed to issuing an additional 40,000 warrants for services in the next twelve months under an existing consulting contract. Refer to Note 16—Commitments and Contingencies for additional information.

Note 14—Shareholders’ Equity

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2013, there were 72,595,718 shares of our common stock issued and outstanding. In addition, we have commitments to issue another 675,000 shares under an existing service contract. Refer to Note 16—Commitments and Contingencies for additional information.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2013, no shares of our preferred stock had been issued.

Investor Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of March 31, 2013, a total of 15,652,895 investor warrants had been issued and remained outstanding. The exercise price and remaining exercise period of these warrants range from $3.00 to $4.25 and from 0.1 to 6.2 years, respectively.

The exercise prices and expiration dates for 6,735,295 of these warrants were subsequently modified in connection with the $5.0 million Bridge Loan Financing completed on May 2, 2013.  Refer to Note 18—Subsequent Events for additional information.

Non-Controlling Interest

The Company included The Karlsson Group’s initial $11.0 million contribution of mineral interests to AWP in non-controlling interest on the balance sheet, net of its share of losses. Through this contribution, The Karlsson Group earned its 50% interest in AWP. The Company earned its initial 50% interest in AWP through its cash contributions of $11.0 million.

Prior to the closing of The Karlsson Group Acquisition on August 1, 2012, Prospect was the 50% owner of AWP, operated and controlled AWP, and accordingly historically provided consolidated financial statements for Prospect and AWP. As such, the remaining 50% interest in AWP owned by The Karlsson Group was considered a non-controlling interest through the August 1, 2012 acquisition date.

With the completion of The Karlsson Group Acquisition on August 1, 2012 and in accordance with GAAP that calls for any change in a parent’s ownership of a non-controlling interest to be accounted for as an equity transaction, The Karlsson Group Acquisition was treated as a distribution through equity and accordingly no step-up in basis of the assets acquired occurred.

Note 15—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013
	(thousands, except per share amounts)
Net loss attributable to Prospect Global Resources Inc.	$(51,866)	$(62,877)	$(131,577)
Weighted average number of common shares outstanding — basic	57,738	28,012	35,816
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding — fully diluted	57,738	28,012	35,816
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(0.90)	$(2.24)	$(3.67)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with outstanding options (described in Note 13—Equity Based Compensation and Note 14—Shareholders’ Equity), were not included in the computation of loss per share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 30.8 million shares as of March 31, 2013.

Note 16—Commitments and Contingencies

Litigation

We recently received correspondence from a shareholder who purchased $10 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering.  We believe the claim is without merit and are vigorously defending against it.  No litigation has been commenced in this matter. In a letter dated June 14, 2013, the four underwriters in our November 2012 public offering notified us that they received a letter from this stockholder in which the stockholder elected to void its purchase of shares in our November 2012 public offering. Pursuant to the terms of the underwriting agreement we entered into with the underwriters in our November 2012 public offering, the underwriters requested that we appoint counsel for the underwriters to advise on this matter, subject to their determination that counsel is satisfactory, or, alternatively, we may authorize the underwriters to employ counsel at our expense.

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of March 31, 2013, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect it and investors.

The Karlsson Group Acquisition

The execution of The Karlsson Group Acquisition agreements (and subsequent amendments thereto in April and June 2013, refer to Note 18—Subsequent Events) subjected the Company to various commitments and contingencies, including:

a)             We granted The Karlsson Group the future right to receive payments equal to 2% of the gross sales received by us from potash production from any property over which we currently have leases, licenses and permits or which AWP may hereafter acquire.

b)             In the event of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity on or prior to February 1, 2018, we agreed to pay The Karlsson Group an additional payment equal to 15% of the net proceeds received from the transaction, capped at $75.0 million (a “Supplemental Payment”).

c)              The Karlsson Group will recognize taxable gain on principal payments that it receives under the Karlsson Note.  We agreed to compensate The Karlsson Group for any incremental income tax liabilities attributable to an increase in federal or state income tax rates over the tax rates that were in effect for 2012, such that the Karlsson Group is made whole with respect to any such increase in tax liabilities.  We also agreed to compensate The Karlsson Group for certain interest charges imposed on the deferred tax liabilities as a result of the application the “installment sale” rules of the Internal Revenue Code.  Based on current tax and interest rates, the combined cost of these “gross-up” payments would be approximately $26.3 million.  However, this is an estimate only, and the amount of the tax gross-up payments is subject to change based on future tax rate changes and/or changes in certain interest rates published by the Internal Revenue Service.

d)             We are required to meet the following development milestones: (i) complete total depth on at least eight wells on or before November 1, 2013, (ii) deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014, (iii) deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014 and (iv) deliver a completed and published definitive feasibility study on or before December 31, 2014.  We will need to raise additional capital beyond what has already been raised to complete these development milestones. If we are unable to raise the necessary funds to satisfy these development milestones, The Karlsson Group could declare us to be in default, causing all of our then outstanding debt to be immediately due and payable and allowing The Karlsson Group to foreclose on their collateral.. Refer to Note 18—Subsequent Events for additional information.

The Apollo Notes

In the event of any equity or debt offering completed by the Company while the Apollo Notes remain outstanding, we have agreed to pay Apollo 10% of the gross proceeds raised (following the first $10.0 million of capital raised) as a prepayment of the outstanding principal.

Buffalo Management Royalty Amendment

In connection with restructuring the Karlsson senior debt, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties in the aggregate. In order to achieve this result, we negotiated with Buffalo Management, or Buffalo, to reduce our royalty payable to Buffalo from 2% to 1%. We agreed to compensate Buffalo for this royalty reduction by giving Buffalo either, or a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the royalty surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that no securities shall be issued to Buffalo prior to July 1, 2013 and provided further that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization. To value the surrendered royalty we agreed to engage a third party valuation firm reasonably satisfactory to Buffalo.

Common Stock and Warrant Commitments

As of March 31, 2013, the Company had commitments to issue an additional 675,000 shares of our common stock and 80,000 warrants to purchase shares of our common stock in exchange for services under existing consulting contracts.  The 675,000 shares of common stock are due in quarterly increments of 75,000 shares each, with the next increment being due on April 5, 2013.  The 80,000 warrants are due in monthly tranches of 10,000 immediately exercisable warrants, with each such warrant tranche having a five year duration and a strike price equal to the most recent sales price of our common stock as reported on Nasdaq.  The due date for the next warrant tranche is April 1, 2013. As of the filing date, these commitments had been reduced to 600,000 shares of our common stock and 40,000 warrants to purchase shares of our common stock.

Note 17—Income Taxes

The components of income/(loss) from continuing operations before income taxes were as follows:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
United States	$(51,878)	$(65,580)
Total	$(51,878)	$(65,580)

A summary of the components of the net deferred tax assets and liabilities as of March 31, 2013 and 2012 is as follows:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(thousands)
Current deferred tax assets
Charitable contributions	$6	$—
Accrued bonuses	109	—
Accrued severance	138	—
Accrued expenses	4	10
Total current deferred tax assets	$257	$10

Non-current deferred tax assets
Investment in AWP	$—	$935
Operating loss carry forward	20,576	3,321
Start-up costs	100	107
Stock compensation	7,483	3,505
Warrant expense	2,163	—
Mineral properties	42,116	—
Exploration	5,898	—
Total non-current deferred tax assets	$78,336	$7,868

Valuation allowances	$(78,262)	$(7,806)

Total deferred tax assets	$331	$72

Current deferred tax liabilities
Prepaid expenses	$(226)	$(60)
Total current deferred tax liabilities	$(226)	$(60)

Non-current deferred tax liabilities
Fixed assets	(105)	(12)
Total non-current deferred tax liabilities	$(105)	$(12)

Total deferred tax liability	(331)	(72)

Net deferred income tax assets (liabilities)	$—	$—

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the net deferred tax asset balance of $78.3 million. If we are profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we will then reverse our valuation allowance and credit income tax expense.

At March 31, 2013 the Company had $56.7 million of federal net operating loss carryforwards in the United States which expire at various dates through March 31, 2033. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes it is more likely than not that the net operating loss will not be realized. The Company will monitor the need for a valuation allowance on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

The Company believes that there is no uncertainty for any income tax position. Therefore, the Company did not reserve an amount for unrecognized tax benefits. Tax years remaining subject to examination include the calendar years 2010 and 2011, the period January 1, 2012 to March 31, 2012 and the fiscal year ended March 31, 2013.

The components of the consolidated income tax benefit (provision) from continuing operations were as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012
	(thousands)	(thousands)
Current portion of income tax expense (benefit)
U.S. federal	$—	$—
U.S. state	—	—
Deferred portion of income tax expense (benefit)
U.S. federal	—	—
U.S. state	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes is as follows:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
Tax benefit from continuing operations	$(18,158)	$(1,732)
State tax benefit from continuing operations	(627)	(48)
Non-deductible expenses	384	168
Derivative expense	665	—
Change in valuation allowance	70,456	1,615
Non-controlling interest	4	(2)
AWP step-up	(52,678)	—
Other	(46)	(1)
Total income tax expense (benefit)	$—	$—

Note 18—Subsequent Events

Debt Restructuring

On April 15, 2013 and June 26, 2013 we entered into Extension Agreements with The Karlsson Group which restructured the senior first priority secured promissory note (the “Karlsson Note”) that we issued to The Karlsson Group on August 1, 2012 in connection with our purchase of Karlsson’s 50% interest in AWP (the “Initial KG Transaction”).  In connection with the First Extension Agreement, we amended some of the related documents, including the Karlsson Note (the “Karlsson Note Amendment”), and restructured the two promissory notes issued to affiliates of  Apollo Global Management, LLC (“Apollo”) on March 7, 2013 in the aggregate principal amount of $6.8 million (the “Apollo Notes”).

The First Karlsson Note Amendment requires us to make future tax “gross-up” payments to The Karlsson Group to compensate them for increases in federal and state income taxes and other tax related matters .We currently estimate the cost of these tax “gross-up” payments to be approximately $26.3 million ($20.1 million if you include the tax gross-up payments owing prior to the Amendment date); however, the tax gross-up payments are subject to change based on future changes in tax rates (including increases in effective income tax rates caused by “minimum tax” provisions such as the “Buffett rule” or “flat tax” proposals) and/or future changes in certain interest rates published by the Internal Revenue Service.

Karlsson Note Amendments

Under the First Karlsson Note Amendment, the maturity date was extended to the earlier of (i) 12 months following completion of a DFS and (ii) July 1, 2015.  An interim principal payment of $30.0 million is due on the earlier of (i) six months following completion of a DFS and (ii) January 2, 2015 (the “First Payment Date”). Prior to the First Karlsson Note Amendment, we were required to prepay the Karlsson Note with 40% of the net proceeds of any capital raised, whereas we are now required to prepay the Karlsson Note with 10% of the gross proceeds of any capital raised following the first $10.0 million of capital raised.  Under the First Karlsson Note Amendment, the annual interest rate of 9% changed from simple to compounding and is now payable quarterly in kind by automatically increasing the principal balance of the Karlsson Note.

Under the First Karlsson Note Amendment, we are generally restricted from incurring debt other than Approved Subordinated Debt, which is defined as debt that (i) is unsecured, (ii) is subordinate to the Karlsson Note and (iii) may be convertible to equity if issued on or prior to September 10, 2013. We were also required to meet the following capital raising milestones: (i) $5.0 million by May 15, 2013, which was satisfied by the Very Hungry Parties’ $5.0 million subordinated loan (see below), (ii) an additional $7.0 million by June 17, 2013, of which all or any portion may be raised as Approved Subordinated Debt, (iii) an additional $18.0 million by September 10, 2013, of which all or any portion may be raised as Approved Subordinated Debt, and (iv) an additional $25.0 million no later than August 1, 2014, of which no more than $15.0 million may be raised as Approved Subordinated Debt. We were also required to deposit $9.2 million of the first $30.0 million of capital we raise into escrow, which funds may be released solely to fund specified development expenses for our potash project in the Holbrook Basin. Additionally, we were allowed to incur up to $10.0 million in additional Approved Subordinated Debt prior to the First Payment Date, but may incur no more than $1.0 million of debt after the First Payment Date.

Prior to the First Karlsson Note Amendment, we had 15 days to cure a payment default and 30 days to cure any non-payment default after, in each case, receiving notice thereof. Under the First Karlsson Note Amendment, there are no notices or cure rights for any payment defaults or any defaults related to the financing milestones or escrow funding described above, or cross-defaults with other agreements. The majority of other non-monetary defaults now have a ten day notice and cure period.

Under the First Karlsson Note Amendment, Karlsson may assign the Karlsson Note and any of the other Karlsson related documents following the earlier of (i) September 10, 2013, (ii) an event of default under the Karlsson Note, and (iii) once we have raised at least $30.0 million of capital.

The First Extension Agreement contains customary lender releases and indemnification language.

Consideration to Karlsson for First Extension Agreement

In addition to changing the interest rate under the Karlsson Note from simple to compounding and payment of the tax gross-up amounts described above, as consideration to The Karlsson Group for entering into the First Extension Agreement and the related documents, we among other things, (i) increased The Karlsson Group’s royalty interest from 1% to 2% (Buffalo Management LLC has decreased its royalty interest from 2% to 1%  as described below) and eliminated the $75.0 million cap on The Karlsson Group’s previous 1% royalty interest, (ii) decreased the exercise price on The Karlsson Group’s warrants to purchase up to 5,605,834 shares of our common stock from $4.25 to $0.25 and allowed all of The Karlsson Group’s warrants to be exercisable on a cashless basis, (iii) provided Karlsson with an enhanced collateral package, including a parent guaranty from us and a pledge by us of 100% of the shares of our wholly owned subsidiary Prospect Global Resources Inc, a Delaware corporation and the owner of 100% of American West Potash LLC, (iv) extended the term of Karlsson’s right to receive 15% of the net proceeds from the sale of the Company by one year to August 1, 2017, and (v) agreed to pay Karlsson  $275,000 for its attorneys’ fees and costs associated with consummation of the Extension Agreement and related agreements.

Karlsson Second Extension Agreement

On June 26, 2013, we entered into the Second Extension Agreement with The Karlsson Group which further restructured the Karlsson Note and related documents.

Under this amendment, the interim principal payment of $30.0 million that was due on the earlier of (i) six months following completion of a definitive feasibility study and (ii) January 2, 2015 has been eliminated. We are also required to place 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow, which funds may be released solely to use specified development expenses for our potash project in the Holbrook Basin. Two million dollars of the proceeds we received from our recent $5.0 million public offering (see below) were placed into this escrow, reducing our remaining escrow obligation to $10.0 million.

We are also required to meet the following development milestones: (i) complete total depth on at least eight wells on or before November 1, 2013, (ii) deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014, (iii) deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014 and (iv) deliver a completed and published definitive feasibility study on or before December 31, 2014.

With this amendment, Karlsson may assign the Karlsson Note at any time to any person; previously it was assignable following the earlier of (i) September 10, 2013, (ii) an event of default under the Karlsson Note, and (iii) once we have raised at least $30.0 million of capital and there were restrictions on assignees. We also extended the term of Karlsson’s right to receive 15% of the net proceeds from the sale of the Company by six months to February 1, 2018.

The Second Extension Agreement contains customary lender releases and indemnification language.

Consideration to Karlsson for Second Extension Agreement

With this amendment, we issued Karlsson a five year warrant to purchase 3.0 million of our common shares at $0.12 per share and amended our registration rights agreement with Karlsson to include the shares issuable upon exercise of the new warrant. The warrant may be exercised on a cashless basis. We also reimbursed Karlsson $125,000 for its legal fees and expenses.

Apollo Note Amendments

Simultaneously with the execution of the First Extension Agreement and related documents, we agreed with Apollo to amend the Apollo Notes by extending the maturity dates from September 3, 2013 to the maturity date of the Karlsson Note (see above). The amendments also reduced our prepayment obligations from 33% of the net proceeds of any capital raised to 10% of the gross proceeds of any capital raised following our first $10.0 million of capital raised.

Buffalo Management Royalty Amendment

Simultaneously with the execution of the Extension Agreement and related documents, Buffalo Management agreed to a reduction in its royalty interest in us from 2% to 1%. In exchange for this reduction, we agreed to compensate Buffalo by giving Buffalo either, or a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the royalty surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that no securities shall be issued to Buffalo prior to July 1, 2013 and provided further that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization. To value the surrendered royalty, we agreed to engage a third party valuation firm reasonably satisfactory to Buffalo. Buffalo is controlled by Chad Brownstein, our executive vice-chairman. Barry Munitz, our board chair owns a minority, non-voting interests in Buffalo. Our board has designated a committee composed of Ari Swiller and Conway Schatz to finalize these negotiations with Buffalo Management, neither of whom have any personal or economic interest in Buffalo.

Nasdaq Notice of Listing Non-compliances

On April 23, 2013, we received written notification from The Nasdaq Stock Market that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market based on Listing Rule 5550(a)(1).   We have 180 calendar days, or until September 20, 2013, to regain compliance with this rule. On April 25, 2013, we received a second written notification from The Nasdaq Stock Market that we are no longer in compliance with Nasdaq Listing Rule 5550(b)(2) because the market value of our listed securities has fallen below the $35 million minimum requirement for continued listing on the Nasdaq Capital Market for a period of at least 30 consecutive business days. We have 180 calendar days, or until September 22, 2013, to regain compliance. While we are considering available options to regain compliance with these Nasdaq rules, there can be no assurance that we will be able to do so, which would likely result in our common stock being delisted from the Nasdaq Capital Market. Delisting of our common stock from the Nasdaq Capital Market could substantially reduce the liquidity of your investment in our common stock.

Receipt of $5.0 million Debt Financing

On May 2, 2013 (and as further modified on May 22, 2013), we borrowed $5.0 million from two of our stockholders, Very Hungry LLC and Scott Reiman 1991 Trust (both related parties, see Note 12—Related Party Transactions for additional information) in exchange for $5.5 million in aggregate principal amounts of unsecured subordinated notes (“Bridge Loan Financing”). In consideration for this Bridge Loan Financing we reduced the exercise price on all warrants to purchase our common stock held by these parties to $0.30 per share (from exercise prices ranging from $4.25 per share to $3.00 per share) and extended the maturity of all these warrants to August 1, 2017. Very Hungry, LLC and the Scott Reiman 1991 Trust have agreed to invest their $5.5 million subordinated notes in convertible preferred stock that would be automatically convertible upon stockholder approval of the conversion into the same securities issued in the public offering that closed on June 26, 2013. If stockholder approval is not obtained, the subordinated promissory notes will mature on September 9, 2013.  The notes bear no interest.

The gross proceeds from this Bridge Loan Financing satisfied the May 15, 2013 funding milestone previously required under The Karlsson Group debt (see above).

Receipt of $5.0 million Public Offering

On June 26, 2013, we closed a public offering of an aggregate of 41,666,700 units (the “Units”), consisting of 41,666,700 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), together with (i) Series A warrants to purchase 41,666,700 additional shares of Common Stock (the “Series A Warrants”) and (ii) Series B warrants to purchase 41,666,700 additional shares of Common Stock and additional Series A Warrants to purchase 41,666,700 additional shares of Common Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”), at a public offering price of $0.12 per Unit in an underwritten public offering (the “Offering”). The underwriter exercised its option to purchase up to an additional 1,173,190 warrant units consisting of one Series A Warrant and one Series B Warrant at an exercise price of $0.0001 per unit, less underwriting commissions, solely to cover overallotments.

The Series A Warrants were immediately exercisable on June 26, 2013 at an initial exercise price of $0.12 per share and expire on June 26, 2018. The Series B Warrants were exercisable immediately on June 26, 2013 at an exercise price of $0.12 per share. The Series B Warrants will expire at the close of business on November 1, 2013.

The Series A Warrants and the Series B Warrants were issued separately from the Common Stock included in the Units and may be transferred separately immediately thereafter. Neither the Series A Warrants nor the Series B Warrants will be listed on any national securities exchange or other trading market, and no trading market for such Warrants is expected to develop.

The Series A Warrants contain full ratchet anti-dilution protection upon the issuance of any Common Stock, securities convertible into Common Stock, or certain other issuances at a price below the then-existing exercise price of the Series A Warrants, subject to certain exceptions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2013.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

The information required by Part III, Item 10 “Directors, Executive Officers and Corporate Governance,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 “Certain Relationships and Related Transactions, and Director Independence” and Item 14 “Principal Accounting Fees and Services” is incorporated by reference to our definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Stockholders.

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

3.                                      Exhibits

The following exhibits required by Item 601 of Regulation S-K are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

1.1	Underwriting Agreement dated June 29, 2012 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 29, 2012).

1.2	Underwriting Agreement dated November 8, 2012 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 9, 2012).

1.3	Underwriting Agreement dated June 21, 2013 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 21, 2013).

2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

Exhibit No.	Description
3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer’s Current Report on Form 8-K filed on July 20, 2011).

3.3	Second Amended and Restated Articles of Incorporation dated August 28, 2012 (incorporated herein by reference to Exhibit 3.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).

4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

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

4.16	Common Stock Purchase Warrant with Avalon Portfolio, LLC (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

4.17	Registration Rights Agreement with Avalon Portfolio, LLC dated August 3, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

4.18‡	2011 Director and Consultant Equity Incentive Plan dated August 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).

4.19‡	2011 Employee Equity Incentive Plan dated August 24, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).

4.20	$1,500,000 Convertible Secured Promissory Note with Hexagon Investments, LLC dated September 19, 2011

Exhibit No.	Description
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

4.23‡	2011 Employee Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.24‡	2011 Director and Consultant Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.25	Common Stock Purchase Warrant with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.26	Registration Rights Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.27	Amended and Restated Stockholders Agreement dated November 22, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.28	Warrant to purchase common stock issued to The Karlsson Group dated May 30, 2012 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 4, 2012).

4.29	Warrant to purchase common stock issued to The Karlsson Group dated May 30, 2012 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

4.30

Warrant to purchase common stock issued to Buffalo Management LLC dated August 1, 2012 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

4.33	Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).

4.34	Series B Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).

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

10.31†

Membership Interest Purchase Agreement with The Karlsson Group dated May 30, 2012 (with exhibits) (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 4, 2012).

10.32	Tax Indemnity Agreement with The Karlsson Group dated May 30, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 4, 2012).

10.33‡	Employment Agreement with Brian W. Wallace June 13, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

10.34‡

Second Amended and Restated Employment Agreement with Patrick L. Avery dated June 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

10.35‡	Amended and Restated Employment Agreement with Wayne Rich dated June 13, 2012 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

10.36	Karlsson Group Additional Consideration Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.37	Karlsson Group Deed of Trust dated August 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.38	Karlsson Group Guaranty from AWP dated August 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.39	Karlsson Group Pledge Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.40	Karlsson Group Registration Rights Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.41	Karlsson Group Security Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.42	Karlsson Group $125,000,000 Promissory Note dated August 1, 2012 (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.43	Karlsson Group Supplemental Payment Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.44	Karlsson Group Environmental Indemnity Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.45	Option to Purchase 5080 Acres in Apache County, Arizona dated August 1, 2012 (incorporated herein by reference to Exhibit 10.10 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.46

Termination of Management Services Agreement with Buffalo Management dated August 1, 2012 (incorporated herein by reference to Exhibit 10.11 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.47

Amended and Restated Registration Rights Agreement with Buffalo Management dated August 1, 2012 (incorporated herein by reference to Exhibit 10.12 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.48	Employment Agreement with Chad Brownstein dated August 1, 2012 (incorporated herein by reference to Exhibit 10.13 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.49

Amendment #2 to Investor Relations Consulting Agreement with COR Advisors dated August 1, 2012 (incorporated herein by reference to Exhibit 10.14 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.50	Amended and Restated Employee Equity Incentive Plan dated August 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).

10.51

Amended and Restated Director and Consultant Equity Incentive Plan dated August 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).

Exhibit No.	Description
10.52†

Potash Supply Agreement with Sichuan Chemical Industry Holding (Group) Co., Ltd dated October 18, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 22, 2012).

10.53	Exclusivity Agreement with Apollo Management VII, L.P. dated October 25, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 26, 2012).

10.54	Extension Agreement with Apollo Management VII, L.P. dated November 18, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 20, 2012).

10.55

Securities Purchase Agreement, dated November 29, 2012, by and among Prospect Global Resources Inc., and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.56

Investors Rights Agreement, dated November 29, 2012, between Prospect Global Resources Inc., and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.57

Royalty Agreement, dated November 29, 2012, between Buffalo Management LLC, the other investors named therein, Prospect Global Resources Inc., a Nevada corporation, and for limited purposes, Prospect Global Resources Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.58‡	Employment Agreement with Damon Barber dated December 13, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 18, 2012).

10.59

Amended and Restated Securities Purchase Agreement, dated December 21, 2012, by and among Prospect Global Resources Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 26, 2012).

10.60†	Termination and Release Agreement dated March 7, 2013 with Apollo Parties (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K/A filed on June 6, 2013).

10.61

$5,592,857 Promissory Note dated March 7, 2013 issued to Apollo Management VII, L.P. dated March 7, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on March 11, 2013).

10.62

$1,157,142 Promissory Note dated March 7, 2013 issued to Apollo Commodities Management, L.P., with respect to Series I dated March 7, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on March 11, 2013).

10.63‡	Employment Agreement dated October 19, 2012 with Gregory M. Dangler (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on March 13, 2013).

10.64‡

Consulting, Termination and Release Agreement with Patrick L. Avery dated March 12, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on March 13, 2013).

10.65‡	Separation and Release Agreement with Brian Wallace dated April 2, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 16, 2013).

10.66	Extension Agreement with The Karlsson Group dated April 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.67	First Amendment to Karlsson Group Note dated April 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.68	First Amendment to Karlsson Group Warrant dated April 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.69

First Amendment to Karlsson Group Additional Consideration Agreement dated April 15, 2013 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.70

First Amendment to Karlsson Group Supplemental Payment Agreement dated April 15, 2013 (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.71	Karlsson Group Parent Guaranty dated April 15, 2013 (incorporated herein by reference to Exhibit 10.6 to the Issuer’s

Exhibit No.	Description
Current Report on Form 8-K filed on April 17, 2013).

10.72

Karlsson Group Pledge of Prospect Global Resources Inc. (a Delaware corporation) Stock dated April 15, 2013 (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.73†	Karlsson Group Escrow Agreement dated April 15, 2013 (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.74	Amendments to Apollo Promissory Notes dated April 15, 2013 (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.75

Amended and Restated Termination of Management Services Agreement with Buffalo Management LLC dated April 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 6, 2013).

10.76	Promissory Note to Very Hungry LLC dated May 2, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.77	Promissory Note to Scott Reiman 1991 Trust dated May 2, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.78	Warrant Adjustment Agreement dated May 2, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.79

Subordination Agreement among Very Hungry LLC, Scott Reiman 1991 Trust, The Karlsson Group, Inc. and Prospect Global dated May 2, 2013 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.80

First Amendment to Amended and Restated Termination of Management Services Agreement between Buffalo Management LLC and the Registrant dated May 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.81

Modification Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant dated May 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.82

Registration Rights Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant dated May 22, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.83	Second Extension Agreement with The Karlsson Group

10.84	Second Reaffirmation and Ratification Agreement with The Karlsson Group

10.85	Second Amendment to Karlsson Group Note

10.86	Karlsson Group Warrant

10.87	Amendment No. 1 to Registration Rights Agreement with The Karlsson Group

10.88	Second Amendment to Supplemental Payment Agreement with The Karlsson Group

10.89	Amendment to Escrow Agreement with The Karlsson Group

13.1	2011 Annual Report Wrap (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on April 12, 2012)

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1*	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

23.1*	Consent of North Rim Exploration Ltd.

23.2*	Consent of Tetra Tech

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Exhibit No.	Description
March 31, 2011).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on July 1, 2013.

PROSPECT GLOBAL RESOURCES INC.

/s/ Damon Barber
Damon Barber
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 1, 2013:

Name and Signature	Title

/s/ DAMON BARBER	President, Chief Executive Officer and Principal Executive Officer
Damon Barber

/s/ GREGORY DANGLER	Chief Financial Officer and Principal Financial Officer
Gregory Dangler

/s/ WAYNE RICH	Principal Accounting Officer
Wayne Rich

/s/ BARRY MUNITZ	Director
Barry Munitz

/s/ CHAD BROWNSTEIN	Director
Chad Brownstein

/s/ CONWAY SCHATZ	Director
Conway Schatz

/s/ MARC HOLTZMAN	Director
Marc Holtzman

/s/ J. ARI SWILLER	Director
J. Ari Swiller

/s/ ZHI ZHONG QIU	Director
Zhi Zhong Qiu

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement dated June 29, 2012 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 29, 2012).

1.2	Underwriting Agreement dated November 8, 2012 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 9, 2012).

1.3	Underwriting Agreement dated June 21, 2013 (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 21, 2013).

2.1	Agreement and Plan of Merger, dated February 11, 2011 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.1	Amended and Restated Articles of Incorporation dated February 11, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

3.2	Second Amended and Restated Bylaws dated April 29, 2011 (incorporated herein by reference to Exhibit 3.2 to the Issuer’s Current Report on Form 8-K filed on July 20, 2011).

3.3	Second Amended and Restated Articles of Incorporation dated August 28, 2012 (incorporated herein by reference to Exhibit 3.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).

4.1	Registration Rights Agreement with Buffalo Management LLC dated June 17, 2010 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on March 31, 2011).

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

4.14	Common Stock Purchase Warrant with COR Capital LLC (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 2, 2011).

4.15	Senior Secured Convertible $1,500,000 Promissory Note with Avalon Portfolio, LLC dated August 3, 2011

Exhibit No.	Description

(incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

4.16	Common Stock Purchase Warrant with Avalon Portfolio, LLC (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

4.17	Registration Rights Agreement with Avalon Portfolio, LLC dated August 3, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on August 5, 2011).

4.18‡	2011 Director and Consultant Equity Incentive Plan dated August 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).

4.19‡	2011 Employee Equity Incentive Plan dated August 24, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2011).

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

4.23‡	2011 Employee Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.24‡	2011 Director and Consultant Equity Incentive Plan dated October 27, 2011 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 1, 2011).

4.25	Common Stock Purchase Warrant with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.26	Registration Rights Agreement with Very Hungry LLC dated November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.27	Amended and Restated Stockholders Agreement dated November 22, 2011 (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on November 29, 2011).

4.28	Warrant to purchase common stock issued to The Karlsson Group dated May 30, 2012 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 4, 2012).

4.29	Warrant to purchase common stock issued to The Karlsson Group dated May 30, 2012 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

4.30

Warrant to purchase common stock issued to Buffalo Management LLC dated August 1, 2012 (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

4.33	Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).

4.34	Series B Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).

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

10.3	Third Amended and Restated AWP Operating Agreement dated January 21, 2011 (incorporated herein by reference to

Exhibit No.	Description

Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.4	Note Purchase Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.5	Security Agreement with Dr. Richard Merkin dated January 24, 2011 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.6‡	Side Letter with Buffalo Management LLC dated February 11, 2011 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

10.7	Convertible Secured Promissory Note with COR Capital dated March 11, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2011).

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

10.31†

Membership Interest Purchase Agreement with The Karlsson Group dated May 30, 2012 (with exhibits) (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 4, 2012).

10.32	Tax Indemnity Agreement with The Karlsson Group dated May 30, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 4, 2012).

10.33‡	Employment Agreement with Brian W. Wallace June 13, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

10.34‡

Second Amended and Restated Employment Agreement with Patrick L. Avery dated June 13, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

10.35‡	Amended and Restated Employment Agreement with Wayne Rich dated June 13, 2012 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 18, 2012).

10.36	Karlsson Group Additional Consideration Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.37	Karlsson Group Deed of Trust dated August 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.38	Karlsson Group Guaranty from AWP dated August 1, 2012 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.39	Karlsson Group Pledge Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.40	Karlsson Group Registration Rights Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.41	Karlsson Group Security Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.42	Karlsson Group $125,000,000 Promissory Note dated August 1, 2012 (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.43	Karlsson Group Supplemental Payment Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.44	Karlsson Group Environmental Indemnity Agreement dated August 1, 2012 (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.45	Option to Purchase 5080 Acres in Apache County, Arizona dated August 1, 2012 (incorporated herein by reference to Exhibit 10.10 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

Exhibit No.	Description

10.46

Termination of Management Services Agreement with Buffalo Management dated August 1, 2012 (incorporated herein by reference to Exhibit 10.11 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.47

Amended and Restated Registration Rights Agreement with Buffalo Management dated August 1, 2012 (incorporated herein by reference to Exhibit 10.12 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.48	Employment Agreement with Chad Brownstein dated August 1, 2012 (incorporated herein by reference to Exhibit 10.13 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.49

Amendment #2 to Investor Relations Consulting Agreement with COR Advisors dated August 1, 2012 (incorporated herein by reference to Exhibit 10.14 to the Issuer’s Current Report on Form 8-K filed on August 6, 2012).

10.50	Amended and Restated Employee Equity Incentive Plan dated August 27, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).

10.51

Amended and Restated Director and Consultant Equity Incentive Plan dated August 27, 2012 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on August 30, 2012).

10.52†

Potash Supply Agreement with Sichuan Chemical Industry Holding (Group) Co., Ltd dated October 18, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 22, 2012).

10.53	Exclusivity Agreement with Apollo Management VII, L.P. dated October 25, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on October 26, 2012).

10.54	Extension Agreement with Apollo Management VII, L.P. dated November 18, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 20, 2012).

10.55

Securities Purchase Agreement, dated November 29, 2012, by and among Prospect Global Resources Inc., and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.56

Investors Rights Agreement, dated November 29, 2012, between Prospect Global Resources Inc., and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.57

Royalty Agreement, dated November 29, 2012, between Buffalo Management LLC, the other investors named therein, Prospect Global Resources Inc., a Nevada corporation, and for limited purposes, Prospect Global Resources Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on December 4, 2012).

10.58‡	Employment Agreement with Damon Barber dated December 13, 2012 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 18, 2012).

10.59

Amended and Restated Securities Purchase Agreement, dated December 21, 2012, by and among Prospect Global Resources Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 26, 2012).

10.60†	Termination and Release Agreement dated March 7, 2013 with Apollo Parties (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K/A filed on June 6, 2013).

10.61

$5,592,857 Promissory Note dated March 7, 2013 issued to Apollo Management VII, L.P. dated March 7, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on March 11, 2013).

10.62

$1,157,142 Promissory Note dated March 7, 2013 issued to Apollo Commodities Management, L.P., with respect to Series I dated March 7, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on March 11, 2013).

10.63‡	Employment Agreement dated October 19, 2012 with Gregory M. Dangler (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on March 13, 2013).

10.64‡

Consulting, Termination and Release Agreement with Patrick L. Avery dated March 12, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on March 13, 2013).

10.65‡	Separation and Release Agreement with Brian Wallace dated April 2, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 16, 2013).

Exhibit No.	Description

10.66	Extension Agreement with The Karlsson Group dated April 15, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.67	First Amendment to Karlsson Group Note dated April 15, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.68	First Amendment to Karlsson Group Warrant dated April 15, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.69

First Amendment to Karlsson Group Additional Consideration Agreement dated April 15, 2013 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.70

First Amendment to Karlsson Group Supplemental Payment Agreement dated April 15, 2013 (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.71	Karlsson Group Parent Guaranty dated April 15, 2013 (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.72

Karlsson Group Pledge of Prospect Global Resources Inc. (a Delaware corporation) Stock dated April 15, 2013 (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.73†	Karlsson Group Escrow Agreement dated April 15, 2013 (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.74	Amendments to Apollo Promissory Notes dated April 15, 2013 (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.75

Amended and Restated Termination of Management Services Agreement with Buffalo Management LLC dated April 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 6, 2013).

10.76	Promissory Note to Very Hungry LLC dated May 2, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.77	Promissory Note to Scott Reiman 1991 Trust dated May 2, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.78	Warrant Adjustment Agreement dated May 2, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.79

Subordination Agreement among Very Hungry LLC, Scott Reiman 1991 Trust, The Karlsson Group, Inc. and Prospect Global dated May 2, 2013 (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.80

First Amendment to Amended and Restated Termination of Management Services Agreement between Buffalo Management LLC and the Registrant dated May 22, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.81

Modification Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant dated May 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.82

Registration Rights Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant dated May 22, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.83	Second Extension Agreement with The Karlsson Group

10.84	Second Reaffirmation and Ratification Agreement with The Karlsson Group

10.85	Second Amendment to Karlsson Group Note

10.86	Karlsson Group Warrant

10.87	Amendment No. 1 to Registration Rights Agreement with The Karlsson Group

10.88	Second Amendment to Supplemental Payment Agreement with The Karlsson Group

10.89	Amendment to Escrow Agreement with The Karlsson Group

Exhibit No.	Description

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1*	List of Subsidiaries.

23.1*	Consent of North Rim Exploration Ltd.

23.2*	Consent of Tetra Tech

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

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