Form 10-K/A
period 2013-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2013-07-29
CIK 1477032

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

As of July 26, 2013, 115,194,415 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Prospect Global Resources Inc.

(A Development Stage Company)

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2013 (our “Form 10-K” and, together with this Amendment, the “Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2013, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by July 29, 2013.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed, and new Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K.

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

Item 9B.  Other Information

None.

PART III

Item 10.                          Directors and Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the persons who are our directors and named executive officers as of the date of this Annual Report:

Name	Age	Position
Dr. Barry Munitz	71	Chairman of board of directors
Chad Brownstein	40	Executive Vice Chairman of board of directors
Marc Holtzman	53	Director
Zhi Zhong Qiu	58	Director
J. Ari Swiller	44	Director, Chairman of Finance and Operations Committee and Chairman of Governance, Nominating and Compensation Committee
Conway J. Schatz	43	Director, Chairman of Audit Committee
Damon G. Barber	45	President, CEO and Secretary
Gregory Dangler	31	Interim CFO
Wayne Rich	48	Principal Accounting Officer and Treasurer

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

Chad Brownstein: Executive Vice Chairman of the board of directors.  Mr. Brownstein, one of our co-founders joined our board of directors as non-executive vice-chairman in August 2011 and became executive vice chairman in August 2012. Mr. Brownstein was an advisor to Crescent Capital Group (formerly Trust Company of the West Leveraged Finance Group) where he focuses on investing in Special Situations. Mr. Brownstein was a Member of Crescent Capital Group from January 2011 to July 2012 and was Senior Vice President at Trust Company of the West from February 2009 toDecember 2010. Previously, he was a Senior Advisor at Knowledge Universe Ltd., where he focused on turnaround operations and private equity investing. Prior to that, he was a Partner at ITU Ventures making venture and growth investments with a specialization in corporate strategy. Earlier in his career, Mr. Brownstein worked at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is a member of the Cedars Sinai Board of Governors, California Competes Council, and serves on the board of directors for Los Angeles Conservation Corps and First PacTrust Bancorp (a Nasdaq listed company). Mr. Brownstein attended Columbia Business School and received a BA from Tulane University.

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

Zhi Zhong Qiu: Director.  Mr. Qiu joined our board of directors in November 2011. Mr. Qiu is the Chairman of Meridian Capital Asia Limited, and has served in this role since June, 2013.  Prior to joining Meridian Capital Asia Limited, Mr. Qiu was the Vice Chairman of Asia Pacific and Chairman of Greater China of Barclays Capital, responsible for the Bank’s senior relationship with corporate clients, institutions and governments from 2009 to 2013. Before joining Barclays Capital, Mr. Qiu was the Chairman of China and Vice Chairman of Asia of ABN AMRO bank, responsible for all the Bank’s activities and business related to China from 2006 to 2009. Mr. Zhi Zhong Qiu is also the Chairman of DragonTech Ventures Fund and its management company and has served in this capacity since 2004. Mr. Qiu holds a number of directorship positions in the investment companies of DragonTech Ventures Fund, including the NYSE listed Suntech Power Holdings (Ticker: STP). Prior to 2002, Mr. Qiu was the Chairman of Greater China Region of Credit Suisse First Boston (“CSFB”), responsible for CSFB’s overall business in the Greater China region (including Taiwan and Hong Kong). Prior to his appointment as the Chairman in 1998 at CSFB, Mr. Qiu was a Managing Director in charge of all derivatives activities for Credit Suisse Financial Products (“CSFP”), the financial derivatives subsidiary of CSFB, in the Great China region. Mr. Qiu joined CSFB in 1991 and became a Managing Director in 1995. He built the CSFP and CSFB’s derivatives and investment banking business in the Greater China region. Mr. Qiu was elected as one of the world’s “50 Most Wanted in Finance” by Global Finance magazine in 1994, and named as one of the 50 world “Derivatives Superstars” by the same magazine in 1995. Prior to joining CSFB, Mr. Qiu held positions in Booz Allen & Hamilton, providing consulting services to major banks and financial institutions in North America and Asia. Mr. Qiu received his B.S. (magna cum laude) in Computer Science from New York

University, his B.E. ( summa cum laude ) in Electrical Engineering from Cooper Union, his M.S. degree in Electrical Power Engineering from Ohio State University, and his M.B.A. from Harvard Business School.

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

J. Ari Swiller: Director.  Mr. Swiller joined our board of directors in February, 2011. From October 2010 to February 2011, Mr. Swiller served as a director of Old Prospect Global Resources, Inc., our wholly owned subsidiary. Mr. Swiller co-founded the Renewable Resources Group (RRG) in 2003. RRG has developed two million acre-feet (AF) of water projects, over a gigawatt of renewable energy and marketed hundreds of water rights in nine states. Currently the firm owns and/or manages more than 100,000 acres of farmland for the purpose of water, renewable energy, and/or carbon development. Mr. Swiller’s responsibilities include managing all aspects of the business. Prior to founding RRG, Mr. Swiller was a Principal in The Yucaipa Companies; he served as Vice President of External Affairs at Ralphs Grocery Company and Executive Director of The Ralphs/Food4Less Foundation. He serves on the board of rfXcel Corporation, which develops supply chain performance improvement software. Mr. Swiller also serves on the Board of the Los Angeles Conservation Corps, the Miguel Contreras Educational Foundation and Falcon Waterfree Technologies. Mr. Swiller earned a B.A. from Cornell University.

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

Conway J. Schatz: Director.  Mr. Schatz joined our board of directors in April 2012. Mr. Schatz currently serves as vice-president of Hexagon, LLC, a Denver-based private equity firm, overseeing energy and real estate investing. Mr. Schatz joined Hexagon in 1998. Prior to 1998, Mr. Schatz worked in the business advisory / audit division of Arthur Andersen, LLP, with client industries such as oil and gas, light manufacturing, financial services, real estate, cable and technology. Mr. Schatz has previously served as a director of a Colorado based real estate operating company and a European real estate fund. and he was a director and audit committee chair of a publicly traded oil and gas company, from June 2010 until January 2012. Mr. Schatz became a certified public accountant in 1996, licensed in the state of Colorado. Mr. Schatz received dual bachelor of science degrees in finance and accounting from Minnesota State University, and an M.B.A. (2001) and an M.S. in real estate development and construction management (2010) from the University of Denver. We have secured financings through Mr. Schatz’s employer, Hexagon, as well as through Very Hungry LLC and the Scott Reiman 1991 Trust as described further under “Transactions with Related Persons —  Hexagon Investments, LLC .” Mr. Schatz is also a manager of Very Hungry LLC, but does not have dispositive power over the shares owned by Very Hungry LLC, as described further in the section entitled Security Ownership of Certain Beneficial Owners and Management. Very Hungry LLC owns 7,588,727 shares of our common stock, 4,436,017 shares of our senior mandatorily convertible preferred stock and warrants to purchase 4,841,608 common shares (representing in the aggregate approximately 10.4% of our outstanding shares).

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

Damon Barber: President, CEO and Secretary.  Mr. Barber became our president and chief executive officer on March 7, 2013.  Mr. Barber served as our chief financial officer from December 2012 to March 2013. Prior to joining Prospect Global, Mr. Barber was the chief executive officer and an executive director of CST Mining Group Limited from April 2010 to September 2011. While at CST, Mr. Barber led a $600 million public equity raise to acquire two copper mine development projects and subsequently directed the development of one project into production and directed the development of the second project to where it was sold for $505 million and returned CST approximately two times its total investment in the project. From June 2010 to September 2011, Mr. Barber also served as chairman of Marcobre S.A.C., a joint venture between CST and Korea Resources Corporation and LS Nikko. From October 2011 to December 2012, Mr. Barber worked as a consultant in the natural resources industry and managed his personal investments. Prior to joining CST, Mr. Barber was a managing director at Deutsche Bank from October 2007 to January 2010 and also served as head of Deutsche Bank’s metals and mining investment banking practice in Asia-Pacific from January 2009 until January 2010. From February to March 2010, Mr. Barber provided consulting services. Mr. Barber has over 20 years of experience in the natural resources industry in both management and advisory roles, including over 12 years advising and assisting natural resource companies on mergers & acquisitions, debt and equity capital raisings, leveraged buy-outs and project financings during his time with Deutsche Bank and from 1998 to 2007 as a member of Credit Suisse’s energy group. Prior to this, Mr. Barber was a bond trader at Credit Suisse First Boston from 1996 to 1998 and was also a section foreman at CONSOL Energy Inc.’s Loveridge Mine from 1990 to 1994. Mr. Barber holds a Bachelor of Science degree in Mining Engineering, cum laude, from the University of Kentucky and a Master of Business Administration degree, with distinction, from the Wharton School of Business.

Gregory M. Dangler: Interim CFO. Mr. Dangler has a broad background in private equity investing, development of large-scale technical infrastructure projects, and the financing and management of international growth companies. Mr. Dangler served as our vice president of finance from March 2012 until March 2013 when he became our interim chief financial officer. From October 2011 to March 2012, Mr. Dangler managed his investments. Prior to that, Mr. Dangler served as chief executive officer of a technology and telecommunications company from October 2008 to October 2011. As the founding executive, he helped the company raise capital and establish its global presence with operating interests in Africa and South America.  Prior to that, Mr. Dangler was an associate with ITU Ventures, a leading private equity and venture capital firm focused on growth stage technology investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed activity for mergers and acquisitions, and provided strategic support to portfolio companies. Mr. Dangler began his professional career as an Air Force officer managing complex and large-scale infrastructure projects. Mr. Dangler received a Meritorious Service Medal for outstanding achievement in delivering a large-scale technology program, which directly supported over 20 national security space launch missions. Mr. Dangler received a BS in Mechanical Engineering from the United States Air Force Academy and an MBA in Finance from the University of Southern California’s Marshall School of Business.

Wayne Rich: Senior Vice President Accounting and Treasury and Treasurer.  Mr. Rich served as chief financial officer and vice president of finance from September 6, 2011 until December 13, 2012.  Since December 13, 2012, Mr. Rich has served as our Senior Vice President Accounting and Treasury. Mr. Rich served as treasurer and director of corporate finance at Thompson Creek Metals Inc., a publicly traded metals and mining company, from October 2008 until September 2011. Prior to that he served in several capacities at The Doe Run Resources Corporation, an integrated mining and metals manufacturing company, from August 1998 to October 2008, including as treasurer from April 2007 to October 2008 and assistant treasurer from July 2004 to April 2007. Mr. Rich holds a masters in business administration from Illinois State University and a bachelors of science in accountancy from Eastern Illinois University.

The Board of Directors and Committees Thereof

Prospect Global’s board of directors held 16 meetings in fiscal year 2013. Each of our current directors who were directors at such time attended at least 75% of the aggregate total of meetings of the board of directors and committees on which they served, other than Marc Holtzman and Zhi Zhong Qiu. Our non-management directors meet at least one time throughout the year and as necessary or appropriate in executive session as which members of management are not present. All of our directors attended our annual meeting. Our policy regarding directors’ attendance at the annual meetings of Stockholders is that all directors are expected to attend, absent extenuating circumstances.

Affirmative determinations regarding director independence and other matters

Our board of director follows the standards of independence established under the Nasdaq rules in determining if directors are independent and has determined that Mr. Holtzman, Mr. Qiu, Mr. Schatz and Mr. Swiller are “independent directors” under those rules. No independent director receives, or has received, any fees or compensation from Prospect Global other than compensation received in his or her capacity as a director. There were no transactions, relationships or arrangements not otherwise disclosed that were considered by the board of directors in determining that any of the directors are independent. There are no family relationships among any of our executive officers, directors or nominees for directors.

Committees of the board of directors

Pursuant to our amended and restated bylaws, our board of directors is permitted to establish committees from time to time as it deems appropriate. To facilitate independent director review and to make the most effective use of our directors’ time and capabilities, our board of directors established in fiscal year 2013 the Pricing Committee, Apollo Committee, Special Committee and Financing Committee and in fiscal year 2012 a governance, nominating and compensation committee and a finance and operations committee. In fiscal year 2012, our board of directors also approved the formation of an audit committee, although due to a lack of qualified independent directors, the board did not appoint members to the audit committee until April 1, 2012. The function of the Audit committee, the Governance, Nominating and Compensation committee and the Finance and Operations committee are described below.

Audit committee

Our audit committee became effective as of April 1, 2012.  Mr. Schatz, Mr. Swiller and Mr. Holtzman currently serve on the audit committee, with Mr. Schatz serving as chair. The board has determined that each of the members of the audit committee meet the Securities and Exchange Commission’s definition of an audit committee financial expert. Each member of the audit committee is an “independent director” pursuant to the independence standards established under the Nasdaq rules. The audit committee is appointed by the board of directors to assist the board in fulfilling its oversight responsibilities with respect to (1) the integrity of Prospect’s financials statements and financial reporting process and systems of internal controls regarding finance, accounting and compliance with legal and regulatory requirements, (2) the qualifications, independence and performance of Prospect’s independent accountants, and (3) and other matters as set forth in the audit committee charter approved by the board. Management is responsible for Prospect’s financial statements and the financial reporting process, including the systems of internal controls and disclosure controls and procedures. Our independent registered public accountants are responsible for performing an independent audit of Prospect’s financial statements in accordance with generally accepted accounting standards and issuing a report thereon. The audit committee’s responsibility is to monitor and oversee these processes. In fiscal year 2013, the audit committee held four meetings and has included an audit committee report in these proxy materials below.  Our board approved a written charter for the audit committee in November 2011 which can be found at www.prospectgri.com under the tab “Investors”.

Audit Committee Report

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the fiscal year ended March 31, 2013, and the notes thereto.

Review with Management

Management is responsible for preparing the Company’s financial statements and the reporting process, including the system of internal control. The Audit Committee, in its oversight role, has reviewed and discussed with management the Company’s audited financial statements for the fiscal year ended March 31, 2013 and the notes thereto.

Review and Discussions with Independent Accountants

The Audit Committee has discussed with EKS&H LLLP (“EKS&H”), the Company’s independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from EKS&H required by applicable requirements of the Public Company Accounting Oversight Board regarding EKS&H’s communications with the Audit Committee concerning independence, and has discussed with EKS&H its independence.

Conclusion

Based on the review and discussions referred to above, the Audit Committee recommended to the Company’s board of directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, for filing with the Securities and Exchange Commission.

SUBMITTED BY THE AUDIT COMMITTEE
OF THE BOARD OF DIRECTORS

Conway J. Schatz (Chair)
J. Ari Swiller
Marc Holtzman

Governance, Nominating and Compensation committee

We currently have a governance, nominating and compensation committee established at a board of directors meeting on November 14, 2011, which currently consists of Mr. Swiller and Mr. Schatz. Mr. Swiller serves as chair of the governance, nominating and compensation committee.  The governance, nominating and compensation committee operates pursuant to a written charter which can be found at www.prospectgri.com under the tab “Investors”. The committee meets annually to determine whether to recommend to the board to include the nomination of incumbent directors with expiring terms in the proxy statement. The committee meets at other times as needed to consider candidates to fill any vacancies that may occur. At least once a year, the committee considers whether the number of directors is appropriate for Prospect’s needs and recommends to the board any changes in the number of directors, and reviews the performance of the board.

Finance and Operations Committee

We currently have a finance and operations committee established at a board of directors meeting on November 14, 2011, which currently consists of Messrs. Swiller, Holtzman and Schatz, and met one time during fiscal year 2013. Mr. Swiller serves as chair of the finance and operations committee. Messrs. Swiller, Holtzman and Schatz are independent directors. The finance and operations committee monitors matters relating to our financial and business operations, including financial performance, capital structure, financial operations, business operations, capital expenditures, dividends and strategic planning policy matters.

Director nominations

In the event that vacancies on our board of directors arise, the governance, nominating and compensation committee considers potential candidates for director, which may come to the attention of the governance, nominating and compensation committee through current directors, professional executive search firms, Stockholders or other persons. The governance, nominating and compensation committee will consider candidates recommended by Stockholders if the names and qualifications of such candidates are submitted in writing in accordance with the notice provisions for stockholder proposals set forth under the caption “General Information—Next Annual Meeting of Stockholders” in our proxy statement to our corporate secretary, Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202, Attention: Corporate Secretary. The governance, nominating and compensation committee considers properly submitted stockholder nominations for candidates for the board of directors in the same manner as it evaluates other nominees. Following verification of the stockholder status of persons proposing candidates, recommendations are aggregated and considered by the governance, nominating and compensation committee and the materials provided by a stockholder to the corporate secretary for consideration of a nominee for director are forwarded to the governance, nominating and compensation committee. All candidates are evaluated at meetings of the governance, nominating and compensation committee. In evaluating such nominations, the governance, nominating and compensation committee seeks to achieve the appropriate balance of industry and business knowledge and experience in light of the function and needs of the board of directors. The governance, nominating and compensation committee considers candidates with excellent decision-making ability, business experience, personal integrity and reputation. Scott Reiman, a former director and, together with his affiliates, the holder of 7.5% of our outstanding common stock, suggested that the committee consider nominating Conway J. Schatz as a director. Mr. Schatz was appointed to the board effective April 1, 2012. Our management recommended our incumbent directors for election at our 2013 annual meeting. We did not receive any other director nominations.

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

Compensation subcommittee

Our compensation subcommittee of the governance, nominating and compensation committee currently consists of Mr. Schatz and Mr. Swiller. The compensation subcommittee met six times during fiscal year 2013. The compensation subcommittee reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key associates. The compensation subcommittee also reviews and approves short-term and long-term incentive plans and other stock or stock-based incentive plans. In addition, the subcommittee reviews our compensation and benefit philosophy, plans and programs on an as-needed basis. In reviewing our compensation and benefits policies, the compensation subcommittee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of Prospect Global, trends in management compensation and any other factors that it deems appropriate. Our president and chief executive officer provides the compensation subcommittee with recommendations regarding our compensation program and the compensation of our named executive officers other than himself. The compensation subcommittee is not bound by the input it receives from our president and chief executive officer and exercises independent discretion when making executive compensation decisions. The compensation subcommittee may engage consultants (but has not already done so) in determining or recommending the amount of compensation paid to our directors and executive officer.

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

Finance and operations committee

We currently have a finance and operations committee established at a board of directors meeting on November 14, 2011, which currently consists of Mr. Holtzman, Mr. Swiller and Mr. Schatz (with Mr. Schatz’s appointment dated effective as of April 1, 2012), and met [one time] during fiscal year 2013. Mr. Swiller serves as chairman of the finance and operations committee. Mr. Swiller, Mr. Schatz and Mr. Holtzman are independent directors. The finance and operations committee monitors matters relating to our financial and business operations, including financial performance, capital structure, financial operations, business operations, capital expenditures, dividends and strategic planning policy matters.

Communications with the board of directors

Stockholders may communicate with our board of directors, any of the directors or any of the committees by sending written communications addressed to the board of directors, any of the directors or any of the committees to Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202, Attention: Corporate Secretary. All communications are compiled by the corporate secretary and forwarded to the board or the individual director(s) accordingly.

Code of ethics

We have a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any of our officers and employees that are members of our finance team, including any persons performing similar functions. We also have a code of ethics for senior financial officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. Our financial code of ethics and code of ethics for senior financial officers codify the business and ethical principles that govern the financial aspects of our business. Both the financial code of ethics and the code of ethics for senior financial officers were adopted by Triangle prior to the reverse merger and were replaced in October 2011 with our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Corporate Communications Policy, Corporate Governance Guidelines, Corporate Governance Guidelines on Director Independence and an Insider Trading Policy. Copies of these policies are available on our website at www.prospectgri.com under the tab “Investors.” We will provide a copy of our financial code of ethics or code of ethics for senior financial officers to any person, at no charge, upon a written request. All written requests should be directed to: Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202, Attention: Corporate Secretary.

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

Item 11.                    Executive Compensation

Compensation of Directors

The table below sets forth the compensation earned by our non-employee directors during the 2013 and 2012 fiscal years. There were no non-equity incentive plan compensation, change in pension value or any non-qualifying deferred compensation earnings during these fiscal years. All amounts are in dollars. On February 11, 2011, Prospect Global (formerly known as Triangle Castings, Inc.) completed a reverse merger and acquired Prospect Global Resources Inc., a Delaware corporation incorporated on August 5, 2010, referred to herein as Old Prospect Global.

Name	Year	Fees Earned or Paid in Cash Compensation	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Barry Munitz(1),(10)	2013	$150,000	—	$732,780	$100,000	$982,780
	2012	$37,500	—	$1,363,952	—	$1,401,452

Chad Brownstein(2),(10)	2013	$25,000	—	$369,226	—	$394,226
	2012	$12,500	—	$340,988	—	$353,488

Devon Archer(3),(10)	2013	$50,000	—	$2,891,679	$100,000	$3,041,679
	2012	$12,500	—	—	—	$12,500

Marc Holtzman(4),(10)	2013	$50,000	—	$258,458	—	$308,458
	2012	$12,500		$1,022,964	—	$1,035,464

Zhi Zhong Qiu(5),(10)	2013	$50,000	—	$258,458	—	$308,458
	2012	$12,500	—	$681,976	—	$694,476

Scott Reiman(6),(10)	2013	—	—	—	—	—
	2012	$12,500	—	$681,976	—	$694,476

J. Ari Swiller(7),(10)	2013	$131,250	—	$258,458	—	$389,708
	2012	$17,500	—	$340,988	—	$358,488

Conway J. Schatz(8),(10)	2013	$75,000	—	$258,458	—	$333,458
	2012	—	—	—	—	—

James Dietz(9)	2013	$12,500	—	—	—	$12,500
	2012	—	—	—	—	—

(1)                      Dr. Munitz joined our board of directors as chairman in February 2011. From August 2010 to February 2011, Dr. Munitz served as chairman of the board of directors of Old Prospect Global. Dr. Munitz received expense reimbursements from us of $3,301 in fiscal year 2013 and $0 in year 2012.  Dr. Munitz also received a $100,000 bonus in fiscal year 2013 in addition to his regular board pay.

(2)                      Mr. Brownstein joined our board of directors as non-executive vice chairman in August, 2011 and became executive vice chairman on August 1, 2012. Mr. Brownstein received expense reimbursements from us of $96,870 in fiscal year 2013 (prior to Mr. Brownstein becoming executive vice chairman on August 1, 2013) and $22,266 in year 2012.

(3)                      Mr. Archer joined our board of directors in March and resigned from our board of directors in November, 2012. Mr. Archer received expense reimbursements from us of $59,942 in fiscal year 2013 and $0 in year 2012. Mr. Archer also received a $100,000 bonus in fiscal year 2013 in addition to his regular board pay.

(4)                      Mr. Holtzman joined our board of directors in April, 2011. Mr. Holtzman did not received any expense reimbursements from us in fiscal years 2013 and 2012.

(5)                      Mr. Qiu joined our board of directors in November, 2011. Mr. Qiu received expense reimbursements from us of $21,779 in fiscal year 2013 and $0 in year 2012.

(6)                      Mr. Reiman joined our board of directors in August, 2011 and resigned in March, 2012. Mr. Reiman did not receive any expense reimbursements from us in fiscal years 2013 or 2012.

(7)                      Mr. Swiller joined our board of directors in February, 2011. From October 2010 to February 2011, Mr. Swiller served as a director of Old Prospect Global. Mr. Swiller received expense reimbursements from us of $15,047 in fiscal year 2013 and $0 in year 2012.

(8)                      Mr. Schatz joined our board of directors as of April 1, 2012. Mr. Schatz received expense reimbursements from us of $5,261 in fiscal year 2013 and $0 in year 2012.

(9)                      Mr. Dietz joined our board of directors in November, 2012 and resigned from the board in March, 2013. Mr. Dietz received expense reimbursements from us of $1,617 in fiscal year 2013 and $0 in year 2012.

(10)               For the years ended March 31, 2013 and March 31, 2012, we paid annual cash compensation (payable quarterly) of $150,000 and $75,000, respectively, to our chairman of the board, $100,000 and $0, respectively to our vice chairman of the board, $100,000 and $50,000, respectively, to the chairman of the audit committee, $75,000 and $35,000, respectively to the chairmen of the finance committee and the compensation and operations committee and $50,000 and $25,000, respectively, to each other non-employee director. Such amounts are reflected in the table above.

Executive Compensation

Summary compensation table

On March 20, 2012, Prospect’s board of directors resolved to change our fiscal year end from December 31 to March 31, commencing with the 12 month period ending March 31, 2012. The table below sets forth the compensation earned by our named executive officers during the 2013 and 2012 fiscal years taking into account our change in fiscal year. There were no non-equity incentive plan compensation, change in pension value or any non-qualifying deferred compensation earnings during fiscal 2013 or 2012. The amounts in the table are in dollars.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Damon Barber(2)(4)(5)	2013	$134,712	—	—	$682,081	—	—	$6,075	$822,868
Chief Executive Officer, President and Secretary starting March 7, 2013 and Chief Financial Officer from December 13, 2012 through March 7, 2013	2012	—	—	—	—	—	—	—
Patrick L. Avery(1) (4)(5)	2013	$563,946	$575,000		$619,059	—	—	$26,483	$1,784,488
Chief Executive Officer, President and Director, until March 7, 2013	2012	$269,167	$270,000		$2,045,928	—	—	$27,005	$2,612,100
Wayne Rich(4)(5)	2013	$275,000	$50,000	—	—			$22,165	$347,165
Current Principal Accounting Officer and Treasurer; Chief Financial Officer starting September 6, 2011 until December 13, 2012	2012	$156,597	$100,000	—	$3,443,751	—	—	$11,799	$3,712,147
Gregory M. Dangler(2)(4)(5)	2013	$146,500	$105,000	—	$911,069	—	—	$11,255	$1,173,824
Interim Chief Financial Officer starting March 7, 2013	2012	—	—	—	—	—	—	—
Chad Brownstein(2)(3)(5)	2013	$250,000	$365,000	—	—	—	—	$6,191	$621,191
Executive Vice Chairman, starting August 1, 2013	2012	—	—	—	—	—	—	—	—
Brian W. Wallace(2)(4)(5)	2013	$281,250	$100,000	—	$1,852,238	—	—	$114,092	$2,349,453
Chief Operating Officer, Executive Vice President starting August 15, 2012 until April 2, 2013	2012	—	—	—	—	—	—	—	—

(1)                           Mr. Avery was appointed director, chief executive officer and president of Old Prospect Global on August 17, 2010 and upon consummation of the reverse merger in February 2011 was appointed director, chief executive officer and president of Prospect Global on February 11, 2011 and served in this same capacity through March 7, 2013.

(2)                           Mr. Barber, Mr. Dangler, Mr. Brownstein and Mr. Wallace did not earn compensation as named executive officers during our 2012 fiscal year.

(3)                           Does not include compensation or the value of stock options granted to Mr. Brownstein as non-executive vice chairman prior to him becoming our executive vice chairman on August 1, 2012.

(4)                           Other compensation consists of payments by Prospect Global of executive health benefits for coverage for the named executive officers and in the case of Mr. Dangler and Mr. Wallace also includes $5,000 and $100,000 of moving assistance, respectively.

(5)                           The following named executive officers also received expense reimbursements from Prospect Global in fiscal years 2013 and 2012, respectively, of: Mr. Barber $56,224 and $0; Mr. Avery $6,817 and $6,450; Mr. Rich $2,240 and $3,971; Mr. Dangler $3,674 and $0; Mr. Brownstein $96,870 and $22,266 and Mr. Wallace $8,564 and $0.

Equity Compensation Plan Information

The table below describes equity compensation plans approved by our Stockholders prior to June 28, 2013:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
2011 Employee Equity Incentive Plan (1),(3)	4,033,000	(2)	$3.26	9,467,000	(2)
2011 Director and Consultant Equity Incentive Plan (1), (4)	4,725,000	(2)	$3.09	3,475,000	(2)

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

Outstanding Equity Awards at Fiscal Year-End

The below table contains information regarding unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of March 31, 2013:

	OPTION AWARDS							STOCK AWARDS
Name and Principal Position (a)	Number of Securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)		Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)		Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity inventive plan awards: Market or payout value of unearned shares units or other rights that have not vested ($) (j)
Damon G. Barber	333,334	666,666	(2)	666,666	(2)	$2.60	12/13/2022	—	—	—	—
Chief Executive Officer, President
Patrick L. Avery(1)(5)	600,000	—		—		$4.25	12/26/2021	—	—	—	—
Chief Executive Officer, President and Director until March 7, 2013	150,000	—		—		$2.60	07/01/2022	—	—	—	—
Wayne Rich	1,000,000	—		—		$4.25	12/26/2021	—	—	—	—
Chief Financial Officer, starting September 6, 2011 until December 13, 2012
Gregory M. Dangler	100,000	40,000	(3)	40,000	(3)	$2.60	07/01/2022	—	—	—	—
Interim Chief Financial Officer starting March 7, 2013	150,000	150,000	(4)	150,000	(4)	$2.88	10/18/2022	—	—	—	—
Chad Brownstein	100,000	—		—		$4.25	12/27/2011	—	—	—	—
Executive Vice Chairman starting August 1, 2012	—	200,000	(3)	200,000	(3)	$2.60	07/01/2022	—	—	—	—
Brian W. Wallace(5)	500,000	—		—		$2.60	07/01/2022	—	—	—	—
Chief Operating Officer, Executive Vice President, starting August 15, 2012 until April 2, 2013

(1)                           Mr. Avery was appointed director, chief executive officer and president of Old Prospect Global on August 17, 2010 and upon consummation of the reverse merger in February 2011 was appointed director, chief executive officer and president of Prospect Global on February 11, 2011 and served in this same capacity through March 7, 2013.

(2)                           333,333 options vest on December 13, 2013 and the remaining 333,333 options vest on December 13, 2014.

(3)                           These options vest on July 1, 2013.

(4)                           These options vest on October 18, 2013.

(5)                           Mr. Avery and Mr. Wallace were not named executive officers as of the end of March 31, 2013.

Employment Agreements with Chief Executive Officer, Executive Vice Chairman, Interim Chief Financial Officer, Principal Accounting Officer and Chief Operating Officer

We have an at will employment agreement with Mr. Barber effective December 13, 2012. Pursuant to the terms of his employment agreement, he receives a base salary of $450,000 per year and received options to purchase 1,000,000 shares of our common stock exercisable at $2.60 per share. 333,334 options are fully vested, 333,333 options will vest on December 13, 2013 and 333,333 options will vest on December 13, 2014. The options will vest immediately upon a change of control or if Mr. Barber’s services are terminated other than for cause or by Mr. Barber for good reason. Mr. Barber is eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors in a maximum amount of 120% of base salary.

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

We have an at will employment agreement with Mr. Dangler effective October 19, 2012. Pursuant to the terms of his employment agreement, he will receive a base salary of $180,000 per year and was granted options to purchase 300,000 shares of our common stock at $2.88 per share which vest as follows: 150,000 options are fully vested; and 150,000 options will vest on October 18, 2013.

On July 1, 2012, Mr. Dangler was granted additional options to purchase 140,000 shares of our common stock at $2.60 per share, of which 100,000 options are fully vested and 40,000 options will vest on July 1, 2013. Mr. Dangler is eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors up to 80% of base salary.

We have an at will employment agreement with Mr. Rich. Mr. Rich receives an annual salary of $275,000 and received options to purchase 1,000,000 shares of our common stock exercisable at $4.25 per share, all of which have now vested. Mr. Rich is eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors (or the board in the compensation committee’s absence) in a minimum amount of 80% of base salary and a maximum amount of 120% of base salary.

We entered into a Consulting, Termination and Release Agreement with Mr. Avery, our previous president and chief executive officer, effective March 7, 2013, which provides for severance of $480,000, payable over one year’s time in accordance with our regular payroll practice, payment for accrued vacation days and payment of an additional $5,000. Under the agreement, Mr. Avery provided consulting services to us as a Senior Advisor for 60 days.  Prior to that, we had an at will employment agreement with Mr. Avery during which Mr. Avery received an annual base salary of $480,000 and a stock grant of 1,500,000 shares of our common stock, all 1,500,000 shares of which have now vested.  Mr. Avery was also eligible for an annual cash bonus based on performance goals, with a targeted bonus of 120% of the then current base salary (with board approval). On December 27, 2011, Mr. Avery was granted 600,000 options which vested immediately, have an exercise price of $4.25 and expire on December 26, 2021. On July 1, 2012, Mr. Avery was granted an additional 300,000 options having an exercise price of $2.60 and an expiration date of July 1, 2022, of which 150,000 vested immediately and 150,000 were forfeited on his departure from the Company.  As part of Mr. Avery’s Consulting, Termination and Release Agreement, the expiration dates on Mr. Avery’s 750,000 vested stock options were extended from 90 days from his departure date to their full original terms.

We entered into a Separation and Release Agreement with Mr. Wallace, our previous chief operating officer, on April 2, 2013 which provides for payment for accrued vacation days and mutual releases. Under the agreement, Mr. Wallace will provide consulting services to us as a Senior Advisor.  Prior to that, Mr. Wallace had an at will employment agreement with us effective August 15, 2012. Pursuant to the terms of his employment agreement, he received a base salary of $450,000 per year and received options to purchase 1,000,000 shares of our common stock exercisable at fair market value at the time of grant. 500,000 of these options vested on the grant date, while the remaining 500,000 options were forfeited by Mr. Wallace on his termination from the Company. The options would have vested immediately upon a change of control or if Mr. Wallace’s services as chief operating officer have terminated by us other than for cause or by Mr. Wallace for good reason. Mr. Wallace was eligible for an annual cash bonus based on performance goals established by the compensation committee of the board of directors in a maximum amount of 120% of base salary. As part of Mr. Wallace’s Separation and Release Agreement, the expiration dates on Mr. Wallace’s 500,000 vested stock options were extended from 90 days from his departure date to their full original terms.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of July 26, 2013 by each of our executive officers and directors and each person known to be the beneficial owner of 5% or more of the outstanding common stock. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date hereof are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of July 26, 2013, we had 115,194,415 issued and outstanding shares of common stock. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Central Valley Administrators, Inc.	10,538,583	9.15%
Very Hungry LLC(3)	12,430,335	10.36%
The Karlsson Group(4)	8,605,834	6.95%
Avalon Portfolio, LLC(5)	5,969,603	5.10%
Hudson Bay Master Fund	15,000,000	12.23%
Capital Ventures International	8,000,000	6.71%
Tenor Opportunity Master Fund	7,450,000	6.26%
Alpha Capital Anstalt	7,000,000	5.90%
Cranshine Master Fund	6,300,000	5.32%
Midsummer Small Cap Master, Ltd.	6,700,000	5.65%
Directors and Executive Officers
Dr. Barry Munitz, Chairman of the board of directors(6)	1,825,000	1.57%
Chad Brownstein, Executive Vice Chairman of the board of directors(7)	7,072,160	5.94%
Marc Holtzman, Director (8)	440,000	0.38%
J. Ari Swiller, Director(9)	390,000	0.34%
Zhi Zhong Qiu, Director(10)	340,000	0.29%
Conway J. Schatz(11)	140,000	0.12%
Damon Barber, Chief Executive Officer and President, starting March 6, 2013 and Chief Financial Officer from December 13, 2012 through March 6, 2013(12)	333,334	0.29%
Wayne Rich, Senior Vice President, Treasury and Accounting, and Principal Accounting Officer, Chief Financial Officer until December 13, 2012(13)	1,000,000	0.86%
Gregory Dangler, Interim Chief Financial Officer starting March 7, 2013(14)	290,000	0.25%
Patrick L. Avery, Chief Executive Officer, President, Director until March 7, 2013 (15)	2,250,000	1.94%
Brian Wallace, Chief Operating Officer, Executive Vice President until April 2, 2013(16)	500,000	0.43%
Devon Archer, Director until November 29, 2012(17)	1,800,000	1.56%
James Dietz, Director until March 7, 2013	0	0.0%
Total beneficial ownership of directors and officers, including former officers, as a group (twelve persons)(6)(7)(8)(9)(10)(11)(12)(13)(14)	14,580,493	11.78%

(1)                      Each person listed has sole investment and/or voting power with respect to the shares indicated, except as otherwise noted. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership. Amounts listed in this column reflect shares issuable upon the exercise of options and warrants exercisable on July 26, 2013 or within 60 days thereafter.

(2)                      Number of shares deemed outstanding includes 115,194,415 shares of our common stock outstanding as of July 26, 2013 and any grants, options and warrants for shares that are exercisable by such beneficial owner on July 26, 2013 or within 60 days thereafter.

(3)                      Very Hungry LLC holds 7,588,727 shares of our common stock and immediately exercisable warrants to purchase 4,841,608 shares of our common stock at $0.30 per share expiring on August 1, 2017. The address of the reporting person is 730 17th St., Suite 800, Denver, CO 80202.

(4)                      The Karlsson Group holds immediately exercisable warrants to purchase 5,605,834 shares of our common stock at $0.25 per share expiring on May 30, 2019 and immediately exercisable warrants to purchase 3,000,000 shares of our common at $0.12 per share expiring on June 26, 2018. The address of the reporting person is 18 Ozone Avenue, Venice, CA 90291.

(5)                      Avalon Portfolio, LLC holds 4,069,603 shares of our common stock and an immediately exercisable warrant to purchase 1,900,000 shares of our common stock at $3.00 per share expiring on February 3, 2014. The address of the reporting person is 5786 La Jolla Blvd., La Jolla, CA 92037.

(6)                      Dr. Munitz, our board chairman, holds 1,125,000 shares of our common stock and immediately exercisable options to purchase 700,000 shares of our common stock. Of the 700,000 options, 400,000 have an exercise price of $4.25 per share and an expiration date of December 26, 2021 while 300,000 have an exercise price of $2.60 per share and an expiration date of July 1, 2022. Dr. Munitz also owns a 15% non-voting ownership interest in Buffalo Management LLC. Chad Brownstein, our executive vice chairman, has sole voting and dispositive power of the shares owned by Buffalo. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(7)                      This amount includes (i) Mr. Brownstein’s personal holdings of immediately exercisable options to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 200,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022, (ii) 13,500 shares of our common stock held by Mr. Brownstein’s minor children, (iii) 274,667 shares of our common stock and warrants to purchase 3,583,993 shares of our common stock at a weighted average exercise price of $3.07 per share held by Buffalo Management LLC and (iv) 2,900,000 shares of our common stock owned by Quincy Prelude LLC. Mr. Brownstein owns 100% of the voting interest of Quincy Prelude LLC. Quincy Prelude LLC owns 100% of the voting interests and 75% of the economic interests of Buffalo Management LLC and has sole voting and dispositive power of the shares owned by Buffalo. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202 .

(8)                      Mr. Holtzman, one of our directors, holds immediately exercisable options to purchase 300,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(9)                      Mr. Swiller, one of our directors, holds 150,000 shares of our common stock and immediately exercisable options to purchase 100,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(10)               Mr. Qiu, one of our directors, holds immediately exercisable options to purchase 200,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(11)               Mr. Schatz, one of our directors, holds options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share and having a vesting date of July 1, 2013 and an expiration date of July 1, 2022. Mr. Schatz is a manager of Very Hungry LLC but does not have dispositive power over the shares owned by Very Hungry LLC. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(12)               Mr. Barber, our president and chief executive officer since March 7, 2013 and formerly our chief financial officer from December 13, 2012 through March 7, 2013, holds options to purchase 1,000,000 shares of our common stock at an exercise price of 2.60 per share, of which 333,334 options are fully vested, 333,333 options will vest on December 13, 2013 and 333,333 options will vest on December 13, 2014. The options expire on December 13, 2022. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(13)               Mr. Rich, our former chief financial officer, assumed the position of senior vice president, accounting and treasury effective as of December 13, 2012. Mr. Rich continues to be our principal accounting officer and holds options to purchase 1,000,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021. These options are immediately exercisable. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(14)               Mr. Dangler, our interim chief financial officer since March 7, 2013 and before that our vice present of corporate finance, holds options to purchase 140,000 shares of our common stock at an exercise price of $2.60 per share expiring on July 1, 2022, of which 100,000 are immediately exercisable and 40,000 having a vesting date of July 1, 2013, and options to purchase 300,000 shares of our common stock at an exercise price of $2.88 per share expiring on October 18, 2022, of which 150,000 are immediately exercisable and 150,000 having a vesting date of October 18, 2013. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(15)               Mr. Avery, formerly our chief executive officer and president until March 7, 2013, received stock-based compensation of 1,500,000 shares of common stock on August 17, 2010, all of which have vested. Mr. Avery also holds immediately exercisable options to purchase 600,000 shares of our common stock at an exercise price of $4.25 per share expiring on December 26, 2021 and immediately exercisable options to purchase 150,000 shares of our common stock at an exercise price of $2.60 per share expiring on July 1, 2022.  The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(16)               Mr. Wallace, formerly our chief operating officer and executive vice president until March 7, 2013, holds options to purchase 500,000 shares of our common stock at an exercise price of $2.60 per share and an expiration date of July 1, 2022. The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

(17)               Mr. Archer, formerly one of our directors, has sole voting and dispositive power of the 100,000 shares of our common stock beneficially owned by Archer Diversified Investments LLC. In addition, Mr. Archer’s personal holdings include immediately exercisable options to purchase 1,700,000 shares of our common stock at an exercise price of $2.60 per share with an expiration date of November 26, 2022.  The address of the reporting person is c/o Prospect Global Resources Inc., 1401 17th Street, Suite 1550, Denver, CO 80202.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

We will present all possible transactions between us and our officers, directors or 5% Stockholders, and our affiliates to the board of directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. Appropriate protocols regarding conflicts of interest and transactions with related persons are addressed in writing in our Code of Business Conduct and Ethics. During fiscal years 2013 and 2012 through the date of this report, we have engaged in the following transactions with related parties:

Buffalo Management LLC.  In August, 2010, Old Prospect Global entered into a management services agreement with Buffalo Management LLC, which was amended in November, 2010 and was assigned to us at the merger closing. Buffalo Management provides advisory and management services to Prospect which includes but is not limited to identifying, analyzing, and structuring growth initiatives, strategic acquisitions and investments and arranging debt and equity financing. To date, Buffalo has sourced investors, facilitated Prospect’s leasehold position in the Holbrook Basin and generated business development opportunities throughout international sales markets. As compensation for these services, we agreed to pay Buffalo Management (i) a consulting fee of $20,000 per month, (ii) an annual management fee in an amount equal to 2% of our annual gross revenues as shown on our audited financial statements each year, (iii) an acquisition advisory fee with respect to the consummation of each future acquisition or business combination engaged in by us equal to 1% of the transaction value, and (iv) an advisory fee of $650,000 related to consummating a transaction in which Old Prospect Global merges with or becomes a wholly-owned subsidiary of a publicly traded company. We also reimbursed Buffalo Management for office expenses up to $5,000 per month. Buffalo Management also received a warrant to purchase 1,813,539 shares of our common stock at an exercise price of $3.75 per share and such warrant expires June 21, 2016. In connection with the management services agreement with Buffalo Management, we entered into a registration rights agreement which requires us to register for resale the common stock and the shares of common stock issuable upon exercise of the warrant. During 2011, Old Prospect Global and Buffalo Management reached an agreement whereby Buffalo received 1,516,667 shares of Old Prospect Global’s common stock, with an estimated fair value of $288,167, in lieu of cash for amounts due for management fees, office expenses and advisory fees through February 11, 2011. From January 1, 2011 through July 31, 2012, Prospect paid Buffalo $407,500, of which $257,500 related to amounts accrued by Prospect and owed to Buffalo through December 31, 2011.

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

In connection with restructuring the Karlsson senior debt (as described more fully below), we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties in the aggregate. In order to achieve this result, we negotiated with Buffalo to reduce our royalty payable to Buffalo from 2% to 1%.  We agreed to compensate Buffalo for this royalty reduction by giving Buffalo either, or a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the royalty surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that no securities shall be issued to Buffalo prior to July 1, 2013 and provided further that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization. To value the surrendered royalty we agreed to engage a third party valuation firm reasonably satisfactory to Buffalo. Our board has designated a committee composed of Ari Swiller and Conway Schatz to finalize these negotiations with Buffalo Management, neither of whom have any personal or economic interest in Buffalo Management.

Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 75% of the economic interests of Buffalo Management and has sole voting and dispositive power of the shares of our common stock owned by Buffalo Management LLC. Chad Brownstein, one of our directors and our executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Patrick L. Avery, our former president and chief executive officer, owns a 10% non voting economic interest in Buffalo Management and Barry Munitz, our chairman, owns a 15% non-voting economic interest in Buffalo Management.

Hexagon Investments, LLC.  One of our former board members, Scott Reiman, who served on our board from August, 2011 to March, 2012, is the founder of Hexagon Investments, LLC. Conway Schatz, one of our current directors, is an employee of Hexagon Investments. The details for these transactions with Hexagon are summarized below:

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

•            Very Hungry and the Reiman Trust, referred to below as the Very Hungry Parties, made a $5.0 million loan to us on May 2, 2013 and received from us subordinated notes in an aggregate principal amount of $5.5 million. In consideration for the subordinated loan we reduced the exercise price on warrants to purchase our common stock held by the Very Hungry Parties to $0.30 per share (in each case from exercise prices ranging from $4.25 per share to $3.00 per share) and extended the maturity of all such warrants to August 1, 2017. The subordinated notes bear no interest and mature on September 9, 2013. The subordinated notes are subordinated to all of our obligations to Karlsson. The Very Hungry Parties have exchanged their subordinated notes for $5.5 million of our senior mandatorily exchangeable preferred stock that will convert into the same securities offered in our recent June 2013 public offering at the offering price upon stockholder approval of the conversion.

COR Advisors LLC.  On July 5, 2011, we entered into an Investor Relations Consulting Agreement with COR Advisors LLC, pursuant to which COR will provide to us investor relations services. This Investor Relations Consulting Agreement was subsequently amended on May 9, 2012 and on August 1, 2012. In connection with these amendments, COR’s services were extended through

July 4, 2015 and expanded to provide additional services beyond investor relations following our July 2012 public offering. For services performed during the year ending on July 5, 2012, COR received (a) as compensation 300,000 shares of our common stock with 100,000 shares fully vesting on execution, 100,000 shares vesting on January 5, 2012 and 100,000 shares vesting on July 5, 2012 and (b) a onetime bonus of 40,000 shares of our common stock upon the listing of our shares on The NASDAQ Capital Market. COR will receive as compensation an additional 300,000 shares of our common stock for services to be performed during the year ending on July 5, 2013 with 75,000 of the shares vesting at the end each quarter during the renewal period. COR will also receive a monthly retainer of $20,000 through July 4, 2015 as compensation for its services. COR and its affiliates beneficially owned more than 5% of our common stock during fiscal years 2012 and 2013.

Related Party Receivables from AWP.  Prospect Global paid approximately $14,112 in 2011 on behalf of AWP. As a result of the consolidation of financial statements, related party receivables are eliminated upon consolidation.

Purchase of Remaining 50% Interest of AWP from The Karlsson Group.  Prospect entered into an agreement with The Karlsson Group, Inc. on May 30, 2012 whereby Prospect agreed to acquire the 50% of American West Potash LLC that it did not currently own for an aggregate purchase price of $150,000,000, or the equivalent of approximately $2.52 per share, before consideration of royalties and potential contingent payments. The transaction closed on August 1, 2012 at which time Prospect became the sole owner and operator of American West Potash.

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

Debt Restructuring

On April 15, 2013 and June 26 2013 we entered into Extension Agreements with The Karlsson Group which restructured the senior first priority secured promissory note (the “Karlsson Note”) that we issued to The Karlsson Group on August 1, 2012 in connection with our purchase of Karlsson’s 50% interest in AWP (the “Initial KG Transaction”).  In connection with the First Extension Agreement, we amended some of the related documents, including the Karlsson Note (the “Karlsson Note Amendment”), and restructured the two promissory notes issued to affiliates of Apollo Global Management, LLC (“Apollo”) on March 7, 2013 in the aggregate principal amount of $6.8 million (the “Apollo Notes”).

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

Karlsson Note Amendments

Under the First Karlsson Note Amendment, the maturity date was extended to the earlier of (i) 12 months following completion of a DFS and (ii) July 1, 2015.  An interim principal payment of $30.0 million was due on the earlier of (i) six months following completion of a DFS and (ii) January 2, 2015 (the “First Payment Date”). Prior to the First Karlsson Note Amendment, we were required to prepay the Karlsson Note with 40% of the net proceeds of any capital raised, whereas under the First Karlsson Note Amendment we were required to prepay the Karlsson Note with 10% of the gross proceeds of any capital raised following the first $10.0 million of capital raised.  Under the First Karlsson Note Amendment, the annual interest rate of 9% changed from simple to compounding and is now payable quarterly in kind by automatically increasing the principal balance of the Karlsson Note.

Under the First Karlsson Note Amendment, we were generally restricted from incurring debt other than Approved Subordinated Debt, which is defined as debt that (i) is unsecured, (ii) is subordinate to the Karlsson Note and (iii) may be convertible to equity if issued on or prior to September 10, 2013. We were also required to meet the following capital raising milestones: (i) $5.0 million by May 15, 2013, which was satisfied by the Very Hungry Parties’ $5.0 million subordinated loan (see below), (ii) an additional $7.0 million by June 17, 2013, of which all or any portion may be raised as Approved Subordinated Debt, (iii) an additional $18.0 million by September 10, 2013, of which all or any portion may be raised as Approved Subordinated Debt, and (iv) an additional $25.0 million no later than August 1, 2014, of which no more than $15.0 million may be raised as Approved Subordinated Debt. We were also required to deposit $9.2 million of the first $30.0 million of capital we raise into escrow, which funds may be released solely to fund specified development expenses for our potash project in the Holbrook Basin. Additionally, we were allowed to incur up to $10.0 million in additional Approved Subordinated Debt prior to the First Payment Date, but may incur no more than $1.0 million of debt after the First Payment Date.

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

Consideration to Karlsson for First Extension Agreement

In addition to changing the interest rate under the Karlsson Note from simple to compounding and payment of the tax gross-up amounts described above, as consideration to The Karlsson Group for entering into the First Extension Agreement and the related documents, we, among other things, (i) increased The Karlsson Group’s royalty interest from 1% to 2% (Buffalo Management LLC has decreased its royalty interest from 2% to 1%  as described below) and eliminated the $75.0 million cap on The Karlsson Group’s previous 1% royalty interest, (ii) decreased the exercise price on The Karlsson Group’s warrants to purchase up to 5,605,834 shares of our common stock from $4.25 to $0.25 and allowed all of The Karlsson Group’s warrants to be exercisable on a cashless basis, (iii) provided Karlsson with an enhanced collateral package, including a parent guaranty from us and a pledge by us of 100% of the shares of our wholly owned subsidiary Prospect Global Resources Inc, a Delaware corporation and the owner of 100% of American West Potash LLC, (iv) extended the term of Karlsson’s right to receive 15% of the net proceeds from the sale of the Company by one year to August 1, 2017, and (v) agreed to pay Karlsson $275,000 for its attorneys’ fees and costs associated with consummation of the Extension Agreement and related agreements.

Karlsson Second Extension Agreement

On June 26, 2013, we entered into the Second Extension Agreement with The Karlsson Group which further restructured the Karlsson Note and related documents.

Under this amendment, the interim principal payment of $30.0 million that was due on the earlier of (i) six months following completion of a definitive feasibility study and (ii) January 2, 2015 has been eliminated. We are also required to place 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow, which funds may be released solely to fund specified development expenses for our potash project in the Holbrook Basin. Two million dollars of the proceeds we received from our recent $5.0 million public offering were placed into this escrow, reducing our remaining escrow obligation to $10 million.

This amendment eliminated the financing milestones and added the following development milestones: (i) complete total depth on at least eight wells on or before November 1, 2013, (ii) deliver a completed and updated final NI 43-101  resource report on or before February 1, 2014, (iii) deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014 and (iv) deliver a completed and published definitive feasibility study on or before December 31, 2014.

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

The outstanding principal balance to Karlsson as of July 1, 2013 is approximately $117.4 million.  In additional, we are currently liable to Karlsson for accrued and unpaid interest and accrued tax gross-ups totally approximately $16.9 million, which will be due on the maturity date.

Brownstein Hyatt Farber Schreck, LLP.

On July 5, 2011, we entered into a Fee Agreement with Brownstein Hyatt Farber Schreck LLP, pursuant to which Brownstein Hyatt provides government relations services to us. Chad Brownstein, one of our directors, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 696,153 shares of Prospect Global’s common stock. Prospect Global has paid Brownstein Hyatt approximately $0.5 million for fiscal year 2012 and $3.6 million for fiscal year 2013 for legal and lobbying fees. Prospect Global has also issued Brownstein Hyatt, as compensation for government relations services, 100,000 fully vested shares of common stock. Additionally, Brownstein Hyatt has purchased 200,000 shares of Prospect Global’s common stock which was paid for by issuing a promissory note to Prospect Global in the amount of $750,000 (representing the fair market value of the stock on the purchase date). The promissory note bears interest at the short term applicable federal rate and matures in one year. The promissory note is secured by the common stock purchased, and 20% of the outstanding principal balance constitutes a recourse obligation. As a result of the firm providing Prospect Global with government relations services as of August 15, 2011 and February 3, 2012, the principal amount of the Note was reduced by $750,000. On July 2, 2012, we granted Brownstein Hyatt ten year options to purchase 120,000 shares of our common stock at $2.60 per share as compensation for legal services. Chad Brownstein, our director and non-executive vice chairman, does not share in any of these fees or transactions.

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

Item 14.                          Principal Accounting Fees and Services

INDEPENDENT AUDIT FEES AND RELATED MATTERS

EKS&H LLLP became our independent registered public accounting firm on February 11, 2011. There have been no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused EKS&H LLLP to refer to in their respective opinions.

The following table sets forth fees billed by EKS&H LLLP, the principal accounting firm for Prospect for the years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012
Audit Fees	$138,050	$140,344
Audit Related Fees	61,115	7,145
Tax Fees	—	—
All Other Fees	—	—
	$199,165	$147,489

Prospect’s board of directors approved the 2012 audit fees as we did not establish an audit committee until April 2012. The audit committee’s pre-approval policies and procedures described in 17 CFR 210.2-01(c)(7)(i) and other protocols are discussed in its written charter which can be found at www.prospectgri.com under the tab “Investors”.

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

10.83	Second Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.84	Second Reaffirmation and Ratification Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.85	Second Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.86	Karlsson Group Warrant (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.87	Amendment No. 1 to Registration Rights Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.88	Second Amendment to Supplemental Payment Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.89	Amendment to Escrow Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

13.1	2011 Annual Report Wrap (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on April 12, 2012)

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Issuer’s Annual Report on Form 10-K filed on July 1, 2013)

23.1	Consent of North Rim Exploration Ltd. (incorporated herein by reference to Exhibit 23.1 to the Issuer’s Annual Report on Form 10-K filed on July 1, 2013)

23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on July 1, 2013)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on July 29, 2013.

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

10.83	Second Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.84	Second Reaffirmation and Ratification Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.85	Second Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.86	Karlsson Group Warrant (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.87	Amendment No. 1 to Registration Rights Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.88	Second Amendment to Supplemental Payment Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

10.89	Amendment to Escrow Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013)

Exhibit No.	Description

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

16.1	Letter from Webb & Company, P.A dated February 11, 2011 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011).

21.1	List of Subsidiaries. (incorporated herein by reference to Exhibit 21.1 to the Issuer’s Annual Report on Form 10-K filed on July 1, 2013)

23.1	Consent of North Rim Exploration Ltd. (incorporated herein by reference to Exhibit 23.1 to the Issuer’s Annual Report on Form 10-K filed on July 1, 2013)

23.2	Consent of Tetra Tech (incorporated herein by reference to Exhibit 23.2 to the Issuer’s Annual Report on Form 10-K filed on July 1, 2013)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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