Form 10-Q
period 2013-06-30
PROSPECT GLOBAL RESOURCES INC.
filed 2013-08-14
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, the number of outstanding shares of the issuer’s common stock was 115,194,415.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

(In thousands, except number of shares and par value amounts)

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,372	$1,024
Restricted cash	2,432	—
Accounts receivable	4	6
Related party receivable	25	25
Other current assets	1,066	1,165
Total current assets	4,899	2,220

Noncurrent assets
Land	399	380
Mineral properties	41,922	39,994
Equipment (net of accumulated depreciation of $184 and $132, respectively)	569	613
Deferred fees (Note 6)	7,751	7,751
Other long-term assets	219	104
Total noncurrent assets	50,860	48,842

Total assets	$55,759	$51,062

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,265	$2,849
Accrued liabilities	3,125	11,758
Buffalo liability (Note 8)	9,200	—
Grandhaven option	4,060	4,060
Current portion of long-term debt (net of unamortized discount of $2,601 and nil, respectively)	2,899	122,032
Tax gross-up on note payable (Note 9)	1,164	6,226
Derivative warrant liabilities (Note 13)	4,505	—
Total current liabilities	27,218	146,925

Noncurrent liabilities
Tax gross-up on note payable (Note 9)	16,465	—
Noncurrent portion of long-term debt (net of unamortized discount of $30,278 and nil, respectively)	91,304	—
Interest payable	10,001	—
Other long-term liabilities	100	—
Total noncurrent liabilities	117,870	—

Total liabilities	145,088	146,925

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; 100,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized; 115,119,415 and 72,595,718 issued and outstanding at June 30, 2013 and March 31, 2013, respectively	115	73
Additional paid-in capital	40,599	35,641
Losses accumulated in the development stage	(130,043)	(131,577)
Total shareholders’ deficit	(89,329)	(95,863)

Total liabilities and shareholders’ deficit	$55,759	$51,062

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative from August 5, 2010 (Inception) through June 30, 2013
Expenses:
Exploration	$—	$—	$5,600
General and administrative	6,112	3,328	67,213
Total expenses	6,112	3,328	72,813

Loss from operations	(6,112)	(3,328)	(72,813)

Other income (expense):
Derivative gains (losses)	2,900	—	(53,766)
Gain in of debt extinguishment (Note 9)	13,114	—	11,114
Loss on sale of fixed assets	(2)	—	(2)
Interest, net	(8,366)	—	(17,666)
Total other income (expense)	7,646	—	(60,320)

Income tax expense	—	—	—

Net gain (loss)	1,534	(3,328)	(133,133)

Net gain (loss) attributable to non-controlling interest	—	7	3,090

Net gain (loss) loss attributable to Prospect Global Resources Inc.	$1,534	$(3,321)	$(130,043)

Earnings per share
Basic and diluted
Gain (Loss) per share	$0.02	$(0.08)	$(3.32)
Weighted average number of shares outstanding	75,232	39,489	39,197

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(unaudited)

(In thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative from August 5, 2010 (Inception) through June 30, 2013

CASH FLOWS FROM USED IN OPERATING ACTIVITIES:
Net income (loss)	$1,534	$(3,328)	$(133,133)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services paid for with securities	256	167	3,413
Apollo fees paid with promissory note	—	—	6,750
Derivative (gains) losses	(2,900)	—	53,766
Gain on debt extinguishment	(13,514)	—	(11,514)
Loss on sale of fixed assets	2	—	2
Stock-based compensation	951	444	24,463
Warrant Expense	3,300	—	3,300
Interest expense	5,286	—	14,596
Amortization of debt discount	3,800	—	3,800
Amortization of deferred financing costs	22	—	22
Karlsson Group Tax Gross Up	—	—	6,226
Depreciation	54	9	167
Changes in operating assets and liabilities:
Accounts receivable	2	—	(4)
Other current assets	172	(64)	(493)
Deferred fees	—	—	(2,288)
Deposits	—	—	(104)
Accounts payable	(35)	434	1,134
Accrued liabilities	414	258	(117)
Change in derivative warrant liabilities	(785)	—	(785)
Change in other long-term assets	(210)	—	(210)
Change in other long-term liabilities	100	—	100
Net cash (used) in operating activities	$(1,551)	$(2,080)	$(30,909)

CASH FLOWS USED IN FROM INVESTING ACTIVITIES:
Mineral properties	$(2,288)	$(3,787)	$(23,062)
Land acquisitions	(19)	—	(399)
Increase in restricted cash	(4,063)	—	(4,063)
Equipment acquisitions	(11)	(150)	(738)
Net cash (used) in investing activities	$(6,381)	$(3,937)	$(28,262)

CASH FLOWS FROM USED IN FINANCING ACTIVITIES:
Proceeds from convertible notes	$5,000	$—	$14,049
Merkin note amendment	—	—	(2,000)
Karlsson Note principal payments	—	—	(9,718)
Proceeds from common stock issued	3,280	1,000	83,212
Non-controlling interest acquisition	—	(5,000)	(25,000)
Net cash provided by (used in) financing activities	$8,280	$(4,000)	$60,543

Net increase (decrease) in cash and cash equivalents	348	(10,017)	1,372
Cash and cash equivalents- beginning of period	1,024	11,300	—
Cash and cash equivalents - end of period	$1,372	$1,283	$1,372

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	—	(1,125)
Warrants issued and recorded as deferred financing costs	1,714	—	(1671)
Grandhaven Option, net of $25,000 receivable	—	—	4,036
Accrued development activities	2,352	3,282	3,166
Accrued cost of public offering	298	350	298
Non-controlling interest acquisition	—	500	500
Capitalized equity based compensation	361	—	3,439
SK Land Holdings Option	—	—	500
Sichuan success fee (in accrued liabilities)	—	—	1,588
Sichuan success fee (equity component)	—	—	3,876

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(a Development Stage Company)

(In thousands, except number of shares)

	Common Stock		Additional Paid-	Losses Accumulated in the Development	Non- Controlling	Total Shareholders’
	Shares	Amount	in Capital	Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	16,413,638	16	38	—	—	54
Stock-based compensation	850,000	1	—	—	—	1
Contributions	—	—	—	—	11,000	11,000
Stock issued for services	2,141,667	2	314	—	—	316
Stock acquired through merger	1,735,000	2	(2)	—	—	—
Convertible notes and accrued interest converted into common stock	358,559	—	1,076	—	—	1,076
Net loss	—	—	—	(16,834)	(375)	(17,209)
Balance at March 31, 2011	21,498,864	21	1,426	(16,834)	10,625	(4,762)

Stock issued in private placements	4,277,625	4	13,968	—		13,972
Stock issued for services	500,000	1	2,060	—	—	2,061
Stock-based compensation	700,000	1	9,716	—	—	9,717
Convertible notes and accrued interest converted into common stock	12,512,684	13	64,787	—	—	64,800
Net loss	—	—	—	(62,877)	(2,703)	(65,580)
Balance at March 31, 2012	39,489,173	40	91,958	(79,711)	7,922	20,209

Stock issued for services	2,021,250	2	4,650	—	—	4,652
Non-controlling interest acquisition	—	—	(174,310)	—	(7,910)	(182,220)
The Karlsson Group warrant issuance	—	—	34,620	—	—	34,620
Stock issued in private placements	235,295	—	999	—	—	999
Stock issued in public offerings	30,400,000	30	66,260	—	—	66,290
Cost of public offerings	—	—	(5,406)	—	—	(5,406)
Stock-based compensation	450,000	1	16,870	—	—	16,871
Net loss	—	—	—	(51,866)	(12)	(51,878)
Balance at March 31, 2013	72,595,718	$73	$35,641	$(131,577)	$—	$(95,863)

Stock issued for services	856,997	1	255	—	—	256
Stock issued in public offerings	41,666,700	41	2,103	—	—	2,144
Cost of public offerings	—	—	(1,706)	—	—	(1,706)
Very Hungry warrant issuance	—	—	1,715	—	—	1,715
The Karlsson Group warrant issuance	—	—	190	—	—	190
Warrant reclass to liability	—	—	1,089	—	—	1,089
Stock-based compensation	—	—	1,312	—	—	1,312
Net income	—	—	—	1,534	—	1,534
Balance at June 30, 2013 (unaudited)	115,119,415	$115	$40,599	$(130,043)	$—	$(89,329)

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

Between January and November 2011, we invested $11.0 million dollars in AWP and another party, The Karlsson Group Inc. or Karlsson, contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, for a 50% ownership interest in AWP. In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.  On August 1, 2012 we purchased The Karlsson Group’s 50% interest in AWP and became the sole owner and operator of AWP.

We have incurred net losses totaling $130.0 million since our inception and as of June 30, 2013 we had a working capital deficit of $22.3 million.  These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Short-Term Liquidity and Capital Needs

As of June 30, 2013, we had approximately $3.8 million in cash, including escrowed cash of $2.4 million which can only be used for certain specified purposes related to the development of the Holbrook Project.  Excluding this escrowed cash, the Company had available for its general corporate and working capital needs cash of approximately $1.4 million at June 30, 2013.

As of the date of this filing, we have unrestricted cash balances totaling approximately $0.6 million which according to our projections should be sufficient to fund our on-going operations through mid-to-late September 2013.  However, we have a $1.2 million tax gross-up payment that is owed to the Karlsson Group on or before September 10, 2013.  We are currently evaluating multiple options to alleviate our liquidity needs including, but not limited to, raising additional funds and re-negotiating our debt agreements.

If we are unable to pay the amount due the Karlsson Group on or before September 10, 2013 or unable to restructure the Karlsson debt on or before this date, we could be declared in default of the Karlsson Note, which including principal, tax gross-ups and accrued interest, totaled approximately $142.7 million at June 30, 2013.  A payment default would cause all of our debt to become immediately due and payable and could result in the Karlsson Group foreclosing on AWP or its assets.  If we are unable to raise sufficient funds or receive a waiver for such payment from the Karlsson Group before September 10, 2013, we will consider a voluntary bankruptcy filing.

On June 26, 2013 we closed a public offering of common stock and warrants generating gross proceeds of $5.0 million.  The participating investors received 42,839,890 Series A warrants and 42,839,890 Series B warrants with each Series A warrant entitling the holder thereof the right to purchase one additional share of our common stock in exchange for $0.12 and with each Series B warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional Series A warrant in exchange for $0.12 per Series B warrant.  The Series B warrants expire at the close of business on November 1, 2013.  If fully exercised, the B Series warrant would generate immediate cash proceeds to the Company of approximately $5.1 million.  However, there can be no assurance that any, or all, of the B Series warrants will be exercised.

In addition, under the terms of the Second Extension Agreement we entered into with Karlsson on June 26, 2013, we are required to deposit 50% of the net proceeds of the next $20.0 million of capital we raise (for a total of $10.0 million) into escrow, which funds may be used solely to fund specified development expenses pursuant to the Extension Agreement. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

As part of the Second Extension Agreement, we are also required to meet the following development milestones:

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

If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note.  The Karlsson Note is secured by all of our assets including AWP. In early August 2013 we began our fourth drilling program in the Holbrook Basin during which, if funds allow, we plan to drill up to an additional 18 wells. As long as we are able to complete at least eight wells during this program we will satisfy the first development milestone.

The continuation of the Company as a going concern is dependent upon the efforts of the Company to raise additional capital to meet operational, mine development and corporate requirements. As disclosed within these financial statements, the capital necessary to meet these requirements is substantial and will require the issuance of additional debt and/or equity securities.  These requirements and the potential lack of available funding raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Principles

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The accompanying unaudited Interim Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 29, 2013.

Principles of Consolidation

As of June 30, 2013, the Company was the 100% owner of AWP and accordingly provides the consolidated financial statements for the Company and AWP.  The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the group were a single company. The consolidated financial statements of the Company include the accounts of Prospect and AWP. The Company has disclosed in the financial statements the amount of non-controlling interest attributable to The Karlsson Group (prior to the August 1, 2012 acquisition of the remaining 50% non-controlling interest) and has eliminated all intercompany gains and losses. All intercompany accounts and transactions have been eliminated in the consolidation.

Development Stage

The Company made a determination following the completion of the Resource Report and Preliminary Economic Assessment, or PEA, in late 2011 that it had met the requirements to transition from an exploration stage to a development stage company and accordingly began capitalizing all development related costs related to the Holbrook Project as of January 1, 2012. Prior to this date and while we were in the exploration stage, all costs related to the Holbrook Project were expensed as incurred.  Development costs that meet the definition of an asset are capitalized when incurred.  These development costs include engineering and metallurgical studies, drilling and other related costs to further delineate mineral interests.

As of June 30, 2013, none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7.  Further analysis, including additional in-fill drilling, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions. Significant estimates with regard to the Company’s consolidated financial statements include the fair value of mineral interests contributed by The Karlsson Group; the calculation of certain conversion features of the Company’s convertible notes; the embedded derivative liabilities associated with those convertible notes and the outstanding warrants issued by the Company (and the associated changes period to period); stock-based compensation expense; the liabilities associated with the Grandhaven option, the Buffalo gross revenue interest  and the Karlsson Note Tax Gross-Up amounts and the fair market value of the consideration associated with The Karlsson Group Acquisition and subsequent restructurings thereof.

Cash and Cash Equivalents

Cash is comprised of cash deposits held at banks.  Cash equivalents are highly liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2013 and March 31, 2013, the Company had no cash equivalents. During the course of our operations, our balance of cash and cash equivalents held in bank accounts may exceed amounts covered by the Federal Deposit Insurance Corporation (FDIC).

Restricted Cash

Restricted cash is comprised of cash deposits held in escrow, which funds may only be withdrawn from escrow for specified purposes. The Company classifies and reports restricted cash separately from its unrestricted cash balances in that the use of these funds is contractually restricted and therefore these funds are not available for the Company’s general use.

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

Exploration Expense

Exploration expense includes geological and geophysical work performed on areas that do not yet have identified resources. These costs are expensed as incurred during the period that if not capitalized in mineral properties would have been expensed had we not been able to capitalize these costs.

The Company made the determination following the completion of its Resource Report and PEA in late 2011 that it had met the requirements to transition from an exploration stage company and accordingly began capitalizing all development related costs related to the Holbrook Project as of January 1, 2012. Prior to this date and while we were in the exploration stage, all costs related to the Holbrook Project were expensed as incurred.

Financial Instruments

Prospect’s financial instruments consist of cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities, warrants, stock options and derivative financial instruments. We carry cash and cash equivalents, accounts and notes receivable, notes payable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

We do not use derivative financial instruments to hedge exposures to cash flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our convertible note financing arrangements and the Karlsson and Very Hungry Notes that contain embedded derivative features. The convertible note financing arrangements were carried as derivative liabilities, at fair value, in our financial statements until their conversion or the conversion option was no longer available.

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

Income or Loss per Share

Basic income or loss per share of common stock is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the respective period. Diluted income or loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2013 and 2012 and from August 5, 2010 (Inception) to June 30, 2013, basic income and loss per common share and diluted loss per common share were the same as any potentially dilutive shares would be anti-dilutive to the periods. Refer to Note 14—Loss per Share for additional information.

Equity-Based Compensation

The Company recognizes compensation costs for share-based awards based on the estimated fair value of the employee awards on their grant date with estimated fair values determined through a Black-Scholes option pricing model. Compensation costs are recognized on a straight-line basis over each issuance’s respective vesting period.

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

Warrants

The Company classifies its issued and outstanding warrants as liabilities or equity in its financial statements, depending upon the criteria met and specific circumstances at a given point in time. Refer to Note 11—Equity Based Compensation and Note 12—Shareholders’ Equity for additional information.

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 3 — Restricted Cash

Under the terms of the Second Extension Agreement we entered into with the Karlsson Group on June 26, 2013, we are required to deposit 50% of the net proceeds of the next $20.0 million of capital we raise (for a total of $10.0 million) into escrow, which funds may be used solely to fund specified development expenses pursuant to the Extension Agreement.  As of June 30, 2013, we had approximately $2.4 million remaining in escrow related to our recently completed capital raising activities.  Pursuant to the Second Extension Agreement, this escrowed cash will be used to fund our planned in-fill drilling program and other related activities in the Holbrook Basin over the next several months.

Note 4 — Other Current Assets

As of June 30, 2013 and March 31, 2013, our other current assets related to items such as insurance premiums, service contracts, rental agreements, property deposits and various other operating pre-payments.  Also included in other current assets at June 30, 2013 is $0.2 million of net deferred financing fees incurred in connection with the Karlsson Note restructurings expected to be expensed over the next 12 months.

	June 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Prepaid insurance & rent	$190	$276
Land purchase option	500	500
Net deferred financing fees*	170	—
Other	206	389
Total other current assets	$1,066	$1,165

* Comprised of total deferred financing fees of $0.3 million less amounts amortized of $22,000 less the non-current portion of deferred financing fees of $0.1 million.

Note 5—Mineral Properties

Additions to mineral properties include development costs such as engineering, environmental studies, drilling, allocated compensation including employee salaries, employee bonuses and employee and non-employee stock compensation, and other costs related to development of the Holbrook Project.

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

Note 6 — Deferred Fees

Off-take Agreement with Sichuan Chemical

On October 18, 2012, we entered into an agreement with Sichuan Chemical Industry Holding (Group) Co, Ltd, a Chinese limited liability company (“Sichuan”), whereby Sichuan will purchase a minimum of 500,000 metric tonnes (on a take-or-pay basis, backed by a letter of credit) of potash from us per year for a period of ten years starting with the commencement of production from our Holbrook Project provided that Sichuan can terminate this agreement if initial mine production is not achieved by December 31, 2015.

Upon execution of the Sichuan agreement, the Company owed a one-time success fee to a third party of $7.8 million, payable 50% in cash and 50% in common stock.  As of June 30, 2013, the Company had issued 1,656,250 shares of common stock and paid $2.3 million in cash to the third party with the remaining $1.6 million being included in accrued liabilities at June 30, 2013.

The Company has elected to capitalize the total direct costs and fees of $7.8 million associated with the placement of this agreement and will begin amortizing these fees, if and when, the Company reaches production and over the term of the Sichuan agreement, or ten years. The Company will periodically evaluate the asset to determine the realization of the asset.

Note 7 — Accounts Payable and Accrued Liabilities

Development costs associated with the Holbrook Project in the amount of $1.5 million and $2.1 million are included in accounts payable at June 30, 2013 and March 31, 2013, respectively.

Accrued liabilities at June 30, 2013 and March 31, 2013 included:

	June 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Drilling/permitting	$72	$140
Mineral lease obligations	—	1,500
Legal	120	112
Board of Directors’ fees	—	125
Sichuan success fee	1,588	1,588
Interest on promissory notes	76	7,229
Compensation and other	1,269	1,064
Total accrued liabilities	$3,125	$11,758

Drilling and permitting costs are included in mineral properties as they relate to development costs associated with the Holbrook Project. The Sichuan success fee is the remainder of a one-time success fee due to a third-party consulting group.  This $1.6 million is also capitalized and included in deferred fees. The interest on promissory notes at March 31, 2013, the entire balance of which related to the interest owing under the Karlsson and Apollo notes, is included in other long-term liabilities at June 30, 2013.  This change in classification from current liability to non-current liability was due to the restructuring of these notes during the current quarter.

Note 8 — Buffalo Liability

Simultaneously with the execution of the Karlsson Extension Agreement, Buffalo Management agreed to a reduction in its gross revenue interest in us from 2% to 1%. In exchange for this reduction, we agreed to compensate Buffalo by giving Buffalo either, or a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the gross revenue interest surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock (in the case of warrants at the time of exercise) or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization at the time of redemption.

To value the surrendered gross revenue interest, we engaged an independent third party valuation firm to determine the fair value of this interest.  This valuation served as a reference point for the independent director appointed by our Board to negotiate the consideration to be received by Buffalo in exchange for its 1% gross revenue interest.  The estimate of the Buffalo liability at June 30, 2013 reflects the value of the consideration that has been approved by the independent directors of the board to be exchanged with Buffalo for this 1% gross revenue interest.  Refer to Note 17 – Subsequent Events for further details.

Buffalo is controlled by Chad Brownstein, our executive vice-chairman. Barry Munitz, our board chair owns a minority, non-voting interests in Buffalo. Our board designated an independent director to finalize these negotiations with Buffalo Management, who has no personal or economic interest in Buffalo.

Note 9 — Debt and Tax Gross-ups on Debt

Prospect’s debt consists of the following:

	June 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Karlsson senior secured note	$115,282	$115,282
Apollo unsecured notes	6,750	6,750
Very Hungry unsecured notes	5,500	—
Tax gross-up on Karlsson senior secured note	17,629	6,226
Less: Unamortized debt discount*	(33,329)	—
Total debt and tax gross-ups	111,832	128,258
Less: current portion of debt and tax gross-ups	(4,063)	(128,258)
Total long-term debt and tax gross-ups	$107,769	$—

* Includes gross discount on the Karlsson note of $34,528, net of amortized discount of $3,801; gross discount on the Very Hungry notes of $2,215, net of amortized discount of $1,014 and the gross discount of $2,900 related to the embedded derivative in the Very Hungry notes, net of amortized discount of $1,499.

Karlsson Note

We issued The Karlsson Group a $125.0 million senior first priority secured promissory note at the closing of The Karlsson Group Acquisition on August 1, 2012 which bears interest at 9% per annum.  Pursuant to the terms of this note, we made principal payments totaling $9.7 million in November 2012 equal to 40% of the net proceeds received from our November equity offering.  The remaining principal balance of $115.3 million was due to have been repaid in two installments with the balance of the first installment or $40.3 million having been due on March 30, 2013 and the second installment of $75.0 million having a due date of July 31, 2013.  We entered into Extension Agreements with The Karlsson Group on April 15, 2013 and June 26, 2013 that, among other things, extended the due date of the Karlsson Note to the earlier of (i) 12 months following completion of our Definitive Feasibility Study (the “DFS”) and (ii) July 1, 2015.

In connection with the Extension Agreements, the annual interest rate of 9% was changed from simple to compounding and is now payable quarterly in kind by automatically increasing the principal balance of the Karlsson Note.  On July 1, 2013, the date of the first interest compounding period, the principal balance of the Karlsson Note will increase by $2.2 million to $117.5 million reflecting the interest accrued on the Karlsson Note between April 15, 2013 and June 30, 2013.  At June 30, 2013, this $2.2 million was included in other long-term liabilities.

Under the Extension Agreements, we are required to prepay the Karlsson Note with 10% of the gross proceeds from any future capital raises until the Karlsson Note has been repaid in full. The Karlsson Note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. The Karlsson Note is guaranteed by AWP and is secured by (a) a parent guaranty for us and a pledge by us of 100% of the shares of our wholly owned subsidiary Old Prospect and, (b) a pledge by Old Prospect and (c) a lien over all the assets of Old Prospect and AWP.

For accounting purposes, since the modifications stemming from the Extension Agreements resulted in the present value of the cash flows under the amended note to exceed the present value of the cash flows under the original note by more than 10%, it made it necessary to account for these transactions as an extinguishment of the original note and the issuance of a new note.  Accordingly, the new (amended) note was recorded at its estimated fair value with the difference between fair value and the original note’s carrying value being recorded as debt discount and amortized over the amended note’s remaining life.  Fair value, in this case, was determined by discounting the future cash flows under the amended note by the Company’s estimated, effective borrowing rate of 25%.

Including the tax gross-ups (see below), accrued interest and the remaining unpaid principal balance, we owed The Karlsson Group approximately $142.7 million as of June 30, 2013, of which $1.2 million is due on or before September 10, 2013 and is included in current liabilities at June 30, 2013.

Karlsson Note Tax Gross-Up

Under the Extension Agreements, we are required to make future tax “gross-up” payments to the Karlsson Group to compensate them for increases in federal and state income taxes and other tax related matters .We currently estimate the cost of these tax “gross-up” payments to be approximately $17.6 million; however, this amount could change based on future changes in tax rates (including increases in effective income tax rates caused by “minimum tax” provisions such as the “Buffett rule” or “flat tax” proposals) and/or future changes in certain interest rates published by the Internal Revenue Service.  Also, to the extent the entire Karlsson Note balance would remain outstanding through July 1, 2015, we estimate that we would owe the Karlsson Group another $2.3 million in tax gross-ups in addition to the $17.6 million reflected in our June 30, 2013 financial statements. Future adjustments to the amounts of tax gross-ups owing under the Karlsson Note will be recognized in operations in the earliest period in which the adjustment applies.

Of the $17.6 million in tax gross-ups accrued for as of June 30, 2013, $1.2 million is payable on or before September 10, 2013 with the balance being due on the final maturity date of the Karlsson Note.

Apollo Notes

On March 7, 2013, we entered into a Termination and Release Agreement with certain affiliates of certain investment funds managed by Apollo Global Management, LLC (which we refer to collectively as the Apollo Parties) that terminated the agreements we entered into with the Apollo Parties in November 2012 (as amended in December 2012). In connection with the Termination and Release Agreement, we issued the Apollo Parties two promissory notes (“the Apollo Notes”) totaling approximately $6.8 million as partial consideration for the break-up and release. The Apollo Notes are unsecured and bear interest at the rate of 11% per annum, payable on the maturity date.

On April 15, 2013, the terms of the Apollo Notes were amended to extend the payment due dates from September 3, 2013 to the maturity date of the Karlsson Note and to reduce the prepayment obligation from 33% of the net proceeds of any capital raised to 10% of the gross proceeds of any capital raised by us going forward. For accounting purposes the amendment was treated as a debt modification as the change in terms was not considered significant under the amendment.

Very Hungry Notes

On May 2, 2013, we borrowed $5.0 million from Very Hungry, LLC and the Scott Reiman 1991 Trust (“the Very Hungry Parties”) in exchange for $5.5 million in unsecured, subordinated promissory notes (“the Very Hungry Notes”).  The Very Hungry Notes bear no interest and mature on September 9, 2013. The Very Hungry Notes also contained a conversion option giving them the right to convert the Notes in our previously announced investor rights offering.  As additional consideration to the Very Hungry Parties, we amended all of their warrants reducing the exercise price to $0.30 and extending the expiration date to August 1, 2017.

As a result of the transaction, we subsequently realized a $2.9 million derivative gain related to the embedded conversion options when this rights offering was terminated on June 17, 2013. The $2.9 million represented the estimated fair value of this conversion feature based on a Black-Scholes model using the rights offering price of $0.22 per share.

On July 10, 2013, the Very Hungry Parties exchanged the Very Hungry Notes for 5.5 million shares of the Company’s newly created senior mandatorily convertible preferred stock. Refer to Note 17 – Subsequent Events for further details.

Gain on Debt Restructuring

During the June 2013 quarter, we recognized a gain of $13.1 million associated with the two restructurings of the Karlsson Note, completed on April 15, 2013 and June 26, 2013, respectively. In accordance with applicable guidance, the Company accounted for these restructurings as a debt extinguishment in that the restructured debt met the requirements for having a substantially different debt instrument following the completion of the restructurings.  The components of this gain consisted of the following:

Gain on extinguishment (in thousands)
(unaudited)
Additional consideration-1% gross revenue interest	$9,200
Additional consideration-tax gross-ups	11,403
Additional consideration-warrants	412
Fees paid to the Karlsson Group	400
Reduction in the fair value of the amended Karlsson Note*	(34,529)

Net gain on debt extinguishment	$(13,114)

* See explanation of change in fair value under the Karlsson Note heading above.

Note 10—Related Party Transactions

Buffalo Management LLC

Quincy Prelude LLC, one of our stockholders beneficially owning more than 5% of our common stock, owns 100% of the voting interests and 82.5% of the economic interests of Buffalo Management LLC (“Buffalo Management” or “Buffalo”) and has sole voting and dispositive power of the shares of our common stock owned by Buffalo. Chad Brownstein, one of our directors and executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Barry Munitz, our chairman, owns a 17.5% non-voting economic interest in Buffalo Management.

On August 1, 2012 we entered into a termination of the management services agreement with Buffalo.  The management services agreement, which was terminable only by Buffalo, provided for fees to Buffalo for management services rendered in connection with significant transactions such as acquisitions, dispositions and financings.  Also on August 1, 2012, Chad Brownstein, the principal at Buffalo who rendered services to us pursuant to the management services agreement and our non-executive board vice chairman at the time, became our executive vice chairman.

Pursuant to the termination agreement we: (i) paid Buffalo $975,000 in cash and issued them a warrant to purchase 352,150 shares of our common stock for $2.60 per share in satisfaction of the $1.5 million fee payable to it in connection with the acquisition of the 50% of American West Potash that we did not previously own; (ii) issued Buffalo a warrant to purchase 268,304 shares of our common stock for $2.60 per share in connection with services rendered by Buffalo in connection with our July, 2012 public offering of 15,400,000 shares of common stock at $2.60 per share; and (iii) issued Buffalo a warrant to purchase 2,000,000 shares of our common stock for $2.60 per share in consideration of Buffalo terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo is equal to 2% of Prospect Global’s annual gross revenues in perpetuity and provided for under Section 2(a) of the management services agreement survived the termination.  On April 15, 2013 and as a condition to the Extension Agreement entered into with The Karlsson Group on this same date, this 2% fee was reduced to 1% in exchange for other considerations. Refer to Note 17—Subsequent Events for additional information.

The warrant to purchase an aggregate of 2,620,454 shares of our common stock for $2.60 per share that we issued to Buffalo on August 1, 2012 is exercisable through July 31, 2017, subject to a two year extension in the event of a change of control of Prospect Global.  The fair value of the warrant issued to Buffalo on August 1, 2012 was estimated at $5.2 million using the Black-Scholes pricing model.  Significant inputs included the Company’s stock price, an estimated term of five years, estimated volatility of

177.26%, risk free rate of 0.61% and no dividends.  We also amended our registration rights agreement with Buffalo to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement provides for demand and piggy-back registration rights, provided that each demand registration is limited to 1,100,000 shares.

During the three months ended June 30, 2013 and 2012 and for the period from inception through June 30, 2013, Prospect paid Buffalo approximately nil, $0.1 million and $1.4 million, respectively.  As of June 30, 2013 and 2012, accrued and other liabilities included $9.2 million and $0.1 million, respectively, related to amounts owing to Buffalo Management.  The $9.2 million in liabilities at June 30, 2013 represents the estimate of the value of the consideration to be exchanged with Buffalo for its 1% gross revenue (see above).

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein, one of our directors and executive vice chairman, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 1,778,150 shares of Prospect Global’s common stock which includes the 781,997 shares issued in May 2013 in lieu of payment for services then owing in the amount of $0.2 million. We have agreed to issue Brownstein Hyatt an additional 2,493,750 shares of our common stock upon stockholder approval of a proposed reverse stock split as payment for services then owing in the amount of $0.2 million.

During the three months ended June 30, 2013 and 2012 and for the period from inception through June 30, 2013, Prospect made cash payments to Brownstein Hyatt totaling approximately $0.9 million, $0.4 million and $5.2 million, respectively, for legal and lobbying/permitting fees. Approximately $0.3 million and $1.0 million payable to Brownstein Hyatt are included in accrued liabilities and accounts payable as of June 30, 2013 and 2012, respectively. Chad Brownstein does not share in any of these fees. On July 2, 2012, we issued Brownstein Hyatt ten year options to purchase 120,000 shares of our common stock at $2.60 per share as compensation.

Hexagon Investments, LLC / Grandhaven Energy, LLC / Very Hungry LLC / Scott Reiman 1991 Trust

One of our former board members, Scott Reiman, who served on our board from August 2011 to March 2012, is the founder of Hexagon Investments, LLC (“Hexagon”). Conway Schatz, one of our current directors, is an employee of Hexagon. Hexagon was not a related party prior to these transactions. The relationship between Hexagon, Grandhaven Energy, Very Hungry and the Scott Reiman 1991 Trust and the details of our transactions with these entities are summarized below:

•                  On April 25, 2011, we issued a $2.5 million face value secured convertible note in exchange for net proceeds of $2.5 million. The note converted into 881,507 shares of our common stock on November 22, 2011. We also issued Hexagon two warrants to purchase 3,166,667 shares of our common stock. Both warrants (as amended) are exercisable until August 1, 2017 at an exercise price of $0.30 per share. In connection with issuance of the convertible note we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•                  On September 19, 2011, we issued a $1.5 million convertible secured note in exchange for net proceeds of $1.5 million. This note converted to 399,033 shares of our common stock on November 22, 2011. We also issued Hexagon a warrant (as amended) to purchase up to 980,392 shares of our common stock at an exercise price of $0.30 per share, which is exercisable until August 1, 2017. In connection with issuance of the convertible note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•                  On November 22, 2011, we sold 2,588,235 shares of common stock and a warrant (as amended) to purchase 2,588,235 shares of common stock at $0.30 per share for total cash proceeds of $11.0 million to Very Hungry LLC, an affiliate of Hexagon. The warrant is exercisable at any time through August 1, 2017. We granted piggy-back registration rights for the shares purchased and issuable upon exercise of the warrant.

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

•                  Conway Schatz, a manager of Very Hungry, joined our board of directors effective April 1, 2012 and currently holds 140,000 options to purchase shares of our common stock at an exercise price of $2.60 per share.  Mr. Schatz does not have dispositive power over the shares owned by Very Hungry.

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

•                  On May 2, 2013, we borrowed $5.0 million from Very Hungry, LLC and the Scott Reiman 1991 Trust in exchange for $5.5 million in unsecured, subordinated promissory notes.  Refer to Note 9—Debt and Tax Gross-ups on Debt for additional information.  In consideration for this loan, we reduced the exercise price on all warrants to purchase our common stock held by the Very Hungry Parties to $0.30 per share (from exercises prices ranging from $4.25 per share to $3.00 per share) and extended the maturity of all these warrants to August 1, 2017.

•                  On July 10, 2013 we entered into a note exchange and subscription agreement with Very Hungry and the Scott Reiman 1991 Trust, whereby they exchanged their $5.5 million unsecured, subordinated promissory notes issued on May 2, 2013 for 5.5 million shares of a newly created senior mandatorily convertible preferred stock. The preferred stock will convert into the same units issued in our June 2013 public offering at a conversion price equal to the public offering price of $0.12 per share upon shareholder approval of the conversion and of a proposed reverse stock split of up to 50-for-one, which will be voted upon at our annual meeting of stockholders expected to be held in late August 2013. Absent obtaining stockholder approval, the preferred stock will begin to accrue dividends of 20% per annum starting December 15, 2013, increasing to 25% on June 15, 2014 and again to 30% on December 31, 2014. The preferred stock limits the voting power of all common stock and preferred stock held by the preferred stock holders to 19.99% of the outstanding voting power.

Note 11—Equity Based Compensation

Stock Options

Effective August 22, 2011, the Board and the stockholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). Amendments to increase the allowable shares to be issued under both Plans were approved by stockholders of the Company on August 27, 2012. The amended Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 13,500,000 shares, of which 9,470,000 remained available for issuance at June 30, 2013. The amended Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 8,200,000 shares, of which 3,725,000 remained available for issuance at June 30, 2013. Awards issued under the Plans may include stock options, stock appreciation rights, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board. New amendments to the Plans are currently being sought, which if approved at our Annual Meeting of Stockholders to be held on August 30, 2013, would increase the number of authorized shares available under the Plan to 96.7 million initially and thereafter be equal to 10% of the Company’s outstanding shares of capital stock from time to time.

Compensation expense for employees is recognized based on the estimated fair value of the awards on their grant date.  The fair value of options issued to non-employees is measured on the earlier of the date the performance is complete or the date the non-employee is committed to perform. In the event the non-employee measurement date occurs after an interim reporting date, the options are measured at their then-current fair value at each interim reporting date.  For employee and non-employee options, fair value is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective vesting period for employees and service period for non-employees. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through June 30, 2013 included the following:

Expected Term	.11 to 9.76 years
Volatility*	113.4% to 181.5%	*
Risk-Free Rate	0.04% to 2.00%
Dividend Yield	—

*       The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of June 30, 2013 and changes during the three months then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2013	9,608	3.20	—	9.20
Granted	100	0.30	—	.11
Exercised	—	—	—	—
Forfeited or expired	1,203	3.01	—	—
Outstanding at June 30, 2013	8,505	3.19	—	8.90
Vested at June 30, 2013	6,573	3.70	—	8.70

The weighted average grant date fair value of the stock options granted for the three months ended June 30, 2013 and 2012  $0.30 and was nil, respectively.

A summary of the status of the non-vested stock options as of June 30, 2013, and changes during the three months ended June 30, 2013 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	2,994	$2.06
Granted	100	0.01
Vested	(162)	0.24
Forfeited	(1,000)	2.57
Non-vested at June 30, 2013	1,932	$1.76

As of June 30, 2013, there was $0.7 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the three months ended June 30, 2013 and 2012 was $1.0 million and $0.4 million, respectively.  For the three months ended June 30, 2013 and June 30, 3012, $0.4 million and nil of stock compensation was capitalized and included in mineral properties as of June 30, 2013.  This amount represented the estimated portion attributable to development activities.

Warrants Issued for Services

The Company has issued 4,926,808 warrants to purchase shares of common stock to non-employees in exchange for services, with exercise prices ranging from $0.22 to $5.02.  For these awards, fair value is estimated using the binomial-lattice-based valuation model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through June 30, 2013 included the following:

Expected Term	0.6 to 4.9 years
Volatility*	141.2% to 162.3%	*
Risk-Free Rate	0.11% to 1.38%
Dividend Yield	—

*The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

The expense recognized within G&A related to these awards amounts to $3.3 million and nil for the three months ended June 30, 2013 and June 30, 2012, respectively.  For the three months and cumulative period ended June 30, 2013, $0.4 million associated with warrants issued for services was capitalized and included in mineral properties as of June 30, 2013.  This amount represented the estimated portion attributable to development activities.

The Company is currently committed to issuing an additional 50,000 warrants for services in the next twelve months under existing consulting contracts.

Note 12—Stockholders’ Equity

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2013, there were 115,119,415 shares of our common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2013, no shares of preferred stock had been issued.  On July 10, 2013, 5.5 million shares of a newly created senior mandatorily convertible preferred stock were issued to the Very Hungry Parties in exchange for the Very Hungry Notes.  On August 14, 2013, we compensated Buffalo for a revenue interest reduction by issuing Buffalo 15.0 million shares of our newly created redeemable preferred stock.  Refer to Note 17 — Subsequent Events for further details.

Investor Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of June 30, 2013, a total of 61,492,785 investor warrants had been issued and remained outstanding. The exercise price and remaining exercise period of these warrants ranged from $0.12 to $4.25 and from 0.1 to 5.9 years, respectively.  With the completion of our capital raise on June 26, 2013 and the issuance of the warrants therewith we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  This accounting change was triggered by the full ratchet anti-dilution provisions contained in these warrants.

The $5 million of gross proceeds from the June 26, 2013 public offering, less underwriters’ commissions of $0.9 million, were allocated based on the relative fair value of the common stock and warrants issued with $2.1 million being allocated to common stock and $2.0 million being allocated to the warrants.

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

Note 13—Derivative Financial Instruments

As of June 30, 2013, we had recorded a derivative liability of $4.5 million representing the estimated fair value of our outstanding stock warrants which was triggered by our June 26, 2013 capital raise that included full ratchet anti-dilution protection for the new warrants issued during the offering.  With the anti-dilution protection afforded these new warrants, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities. In that our warrants were accounted for under the equity method at March 31, 2013, we had no similar liability at that date.

The fair value of the warrants at June 30, 2013 was estimated using the Black-Scholes pricing model based on the following significant assumptions:

Expected Term	0.36 years
Volatility*	105.93%
Risk-Free Rate	0.06%
Dividend Yield	—

*The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

During the quarter ended June 30, 2013, we also realized a $2.9 million derivative gain related to the embedded conversion options included in the Very Hungry Notes.  These conversion options were tied to our previously announced investor rights offering on May 22, 2013 and when this rights offering was subsequently terminated on June 17, 2013 we recognized a gain equal to the fair value of these conversion options.

Note 14—Gain/(Loss) per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and gain or loss per share of common stock for the periods indicated (unaudited, in thousands except for per share amounts):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative from August 5, 2010 (Inception) through June 30, 2013
	(unaudited)	(unaudited)	(unaudited)
Net income/(loss) attributable to Prospect Global Resources Inc.	$1,534	$(3,321)	$(130,043)
Weighted average number of common shares outstanding — basic	75,232	39,489	39,197
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding — fully diluted	75,232	39,489	39,197
Income/(Loss) per share of common stock:
Basic and fully diluted gain (loss) per share of common stock	$.02	$(0.08)	$(3.32)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with our outstanding stock options (described in Note 11 — Equity Based Compensation and Note 12 — Stockholders’ Equity), were not included in the computation of Income (Loss) per Share above as to do so would have been antidilutive for the periods presented. These potentially dilutive warrants and options totaled 74,924,593 shares as of June 30, 2013.

Note 15—Commitments and Contingencies

Litigation

On April 26, 2013, we received correspondence from a stockholder who purchased $10.0 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering.  In a related letter dated June 14, 2013, the four underwriters in our November 2012 public offering notified us that they received a letter from the same stockholder in which the stockholder sought to void its purchase of shares in our November 2012 public offering. Pursuant to the terms of the underwriting agreement we entered into with the underwriters in our November 2012 public offering, we could be required to appoint counsel for the underwriters to advise on this matter, subject to their determination that counsel is satisfactory, or, alternatively, we could be required to authorize the underwriters to employ counsel at our expense. We believe the claim is without merit and intend to vigorously defend against it.  No litigation has been commenced in this matter.

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of June 30, 2013, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect it and investors.

The Karlsson Group Acquisition

The execution of The Karlsson Group Acquisition agreements (and subsequent amendments thereto in April and June 2013) subjected the Company to various commitments and contingencies, including:

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

c)              In the event of any equity or debt offering completed by the Company while the Karlsson Note remain outstanding, we have agreed to place 50% of the net proceeds of the next $20.0 million of capital raised into escrow (for a total of $10.0 million), which funds may be released solely to fund specified development expenses for our Potash Project in the Holbrook Basin.

d)             In the event of any equity or debt offering completed by the Company while the Karlsson Note remain outstanding, we have agreed to pay the Karlsson Group 10% of the gross proceeds raised as a prepayment of the outstanding balance.

e)              In that the Karlsson Group will recognize taxable gain on the principal payments that it receives under the Karlsson Note, we have agreed to compensate them for any incremental income tax liabilities attributable to an increase in federal or state income tax rates over the tax rates that were in effect for 2012, such that they are made whole with respect to any such increase in tax liabilities. We also agreed to compensate The Karlsson Group for certain interest charges imposed on the deferred tax liabilities as a result of the application the “installment sale” rules of the Internal Revenue Code.  Based on current tax and interest rates and assuming the entire principal balance remains outstanding through July 1, 2015, the combined cost of these “gross-up” payments is estimated at approximately $20.0 million which includes the $17.6 million in liabilities at June 30, 2013 plus our estimates of future tax gross-ups of $1.2 million that would become owing as of January 1, 2014 and 2015 of each year assuming the full principal balance remained outstanding on those dates.  However, this is an estimate only and the amount of the tax gross-up payments is subject to change based on future tax rate changes, changes in certain interest rates published by the Internal Revenue Service and the timing of the debt principal payments.

The Apollo Notes

In the event of any equity or debt offering completed by the Company while the Apollo Notes remain outstanding, we have agreed to pay Apollo 10% of the gross proceeds raised as a prepayment of the outstanding principal.

Buffalo Gross Revenue Interest Amendment

In connection with restructuring the Karlsson senior debt, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the overall percentage of royalty interests payable to third parties in the aggregate. In order to achieve this result, Buffalo agreed to reduce its gross revenue interest in Prospect Global from 2% to 1%.% in exchange for a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the gross revenue interest being surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock (in the case of warrants at the time of exercise) or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization at the time of redemption. Refer to Note 17 — Subsequent Events.

Common Stock and Warrant Commitments

As of June 30, 2013, the Company had commitments to issue an additional 600,000 shares of our common stock and 50,000 warrants to purchase shares of our common stock in exchange for services under existing consulting contracts.  The 600,000 shares of common stock are due in quarterly increments of 75,000 shares each, with the next increment being due on July 5, 2013.  The 50,000 warrants are due in monthly tranches of 10,000 immediately exercisable warrants, with each such warrant tranche having a five year duration and a strike price equal to the most recent sales price of our common stock as reported on Nasdaq.  The due date for the next warrant tranche is July 1, 2013.

As part of our June 26, 2013 public offering, the participating investors received 42,839,890 Series B warrants with each Series B warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional warrant in exchange for $0.12 per Series B warrant.  The Series B warrants expire at the close of business on November 1, 2013.  If exercised, each B Series warrant would result in the immediate issuance of one additional share of our common stock and one immediately exercisable warrant having an initial exercise price of $0.12 per share and expiration date five years from the date of issuance.

Subsequent to June 30, 2013, we entered into payment agreements with certain vendors in which we agreed to issue shares of our common stock to these vendors in exchange for amounts owed, subject to stockholder approval of the reverse stock split being sought in our August 2013 Annual Shareholder Meeting.  As of the filing date, these post-June 30th commitments total to 10,574,107 shares of our common stock.  Additionally, on July 10, 2013, the Company entered into a note exchange agreement with the Very Hungry Parties under which the Very Hungry Parties have agreed to convert their shares of the Company’s mandatorily convertible preferred stock into shares of the Company’s common stock on receipt of stockholder approval of the reverse stock split.  Refer to Note 17 — Subsequent Events for additional details on the Very Hungry Notes conversion.

Note 16—Fair Value Measurement

US GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•      Level 1—Quoted prices in active markets for identical assets and liabilities.

•      Level 2—Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•      Level 3—Significant inputs to the valuation model are unobservable.

The following tables present information about financial instruments recognized at fair value as of June 30, 2013 and March 31, 2013 and indicate the fair value hierarchy:

	June 30, 2013				March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Buffalo liability	$—	$—	$9,200	$9,200	$—	$—	$—	$—
Grandhaven option	—	—	4,060	4,060	—	—	4,060	4,060
Derivative warrant liability*	—	—	4,505	4,505	—	—	—	—
Total liabilities	$—	$—	$17,765	$17,765	$—	$—	$4,060	$4,060

* Measured on a recurring basis (at least annually).

The estimated fair values of the Company’s debt (all non-recurring) are as follows:

	Carrying Value	Fair Value
	(In thousands)
June 30, 2013 (Level 3)	$127,532	$94,203

The following table sets forth a summary of the qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial liabilities for the three months ended June 30, 2013:

Description	Valuation Technique	Unobservable Inputs
Buffalo liability	Discounted cash flow	Discount rate, preferred stock redemption scenarios and warrant valuations
Grandhaven option	Discounted cash flow	Discount rate, future potash prices and mine life
Derivative warrant liability	Binomial-Lattice valuation model	Underlying price, exercise price, term, volatility and risk free interest rate
Indebtedness	Discounted cash flow	Discount rate

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2013:

	Derivative Warrant Liability	Very Hungry Embedded Derivative
Balance at March 31, 2013	$—	$—
Mark-to-market adjustment	4,505	—
Extinguishment — debt (net of amortization)	—	—
New instrument — initial valuation	—	2,900
Extinguishment — embedded derivative	—	(2,900)
Balance at June 30, 2013	$4,505	$—

Note 17 - Subsequent Events

Very Hungry Notes Conversion

On July 10, 2013 we entered into a note exchange and subscription agreement with Very Hungry and the Scott Reiman 1991 Trust, whereby they exchanged their $5.5 million unsecured, subordinated promissory notes issued on May 2, 2013 for 5.5 million shares of a newly created senior mandatorily convertible preferred stock. The preferred stock will convert into the same units issued in our June 2013 public offering at a conversion price equal to the public offering price of $0.12 per share upon shareholder approval of the conversion and of a proposed reverse stock split of up to 50-for-one, which will be voted upon at our annual meeting of stockholders expected to be held in late August 2013. Absent obtaining stockholder approval, the preferred stock will begin to accrue dividends of 20% per annum starting December 15, 2013, increasing to 25% on June 15, 2014 and again to 30% on December 31, 2014. The preferred stock limits the voting power of all common stock and preferred stock held by the preferred stock holders to 19.99% of the outstanding voting power.

Buffalo Settlement

In connection with restructuring the Karlsson senior debt (as described more fully below), we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties in the aggregate. In order to achieve this result, we negotiated with Buffalo to reduce our revenue interest to Buffalo from 2% to 1%. On August 14, 2013 we compensated Buffalo for this revenue interest reduction by issuing Buffalo 15.0 million shares of our newly created redeemable preferred stock and five year warrants to purchase 50,264,174 shares of our common stock at $0.144 per share.

Redeemable Preferred Stock

The redeemable preferred stock is non-voting and non-convertible and has a $1.00 liquidation preference.  In the event of a liquidity event the holders of the outstanding redeemable preferred stock shall be entitled to receive the liquidity preference plus all accrued and unpaid dividends prior to any distribution to the holders of common stock, subject to a cap of 10% of our market capitalization at the time of redemption..  A liquidity event is defined as (i) liquidation, dissolution, or winding of Prospect, (ii) a person or group other than Buffalo Management and its affiliates becomes the direct or indirect owner of our common equity representing more than 50% of the voting power of the outstanding shares of voting stock, (iii) any consolidation or merger of Prospect or similar transaction or any sale, lease or other transfer of all or substantially all of our consolidated assets, with, into or to any person other than one of our subsidiaries or Buffalo Management or its affiliates, other than a transaction in which the persons that owned, directly or indirectly, voting shares of Prospect immediately prior to such transaction owning voting shares representing a majority of the continuing or surviving person immediately after the transaction, or (iv) our board no longer consists of a majority of members who were members of the board as of the filing of the certificate of designation creating the preferred stock or were nominated for election or appointed to the board with the approval of a majority of such directors or directors so nominated or appointed; provided that clauses (ii)-(iv) shall not constitute a liquidity event if waived by the holders of a majority of the shares of redeemable preferred stock.

Dividends commence accruing on the redeemable preferred stock from the issue date and continue to accrue, whether or not declared, at an annual rate on the liquidation preference equal to 8%.  All accrued and unpaid dividends shall be payable on the date that is six months following the first day of the month following the month in which a minimum of 50,000 tonnes of potash has first been shipped for delivery from our potash facility in Holbrook, Arizona.  Dividends shall be payable thereafter quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

We may redeem the redeemable preferred stock, in whole or in part, at any time following the three year anniversary of issuance.  The holders of the redeemable preferred stock may redeem their shares, in whole or in part, at any time following the three and a half year anniversary of the first day of the month following the month in which a minimum of 50,000 tonnes of potash has first been shipped for delivery from our potash facility in Holbrook, Arizona.  In either case, the redemption will be made by cash payment in a per share amount equal to the liquidation value per share plus all accrued and unpaid dividends through the date of redemption; provided, that the redemption payment may not exceed 10% of our market capitalization value at the time of redemption.

Warrants

The warrants are exercisable commencing on the date that we complete a reverse stock split of our common stock and ending on August 13, 2018.  They may be exercised in whole or in part, for cash or on a “cashless” basis.  The warrants have the same full ratchet anti-dilution price protection contained in the five-year warrants issued in our June 2013 public offering, subject to a floor of $0.07 per share.  The warrants provide that no holder of warrants may hold, together with other shares held by such holder, more than 19.99% of the total voting power of the outstanding common stock on August 14, 2013 (115,194,415 shares).

Amendment to Existing Warrants

In connection with the issuance of the preferred stock and warrants Buffalo agreed to modify all of the warrants to purchase our common stock held by Buffalo so that no holder of those warrants may hold, together with other shares held by such holder, more than 19.99% of the total voting power of the outstanding common stock on August 14, 2013 (115,194,415 shares).

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

We completed a pre-feasibility study, or PFS, for the Holbrook Project in July 2013. We are now working toward a definitive feasibility study, or DFS, for the Holbrook Project.  Based on the results of the PFS, we are targeting to build a 1.4 million ton per annum project.  The estimated up-front capital costs for a 1.4 million ton per annum project is $825 million.

Activities for the completion of a definitive feasibility study include:

a)    Initiate infill drilling program;

b)    Revise resource estimate;

c)     Optimize recovery and extraction ratios through additional metallurgical and rock mechanic analyses from the core samples of the infill drilling program;

d)    Optimize mine plan and plant engineering based on new resource estimate and test work; and

e)     Finalize all cost estimates based on the preceding work.

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

The Holbrook Project

Our Holbrook Project currently consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona. In July 2013 we completed a Pre-Feasibility Study for a 1.4 million ton per annum project  having an estimated initial capital cost of $825 million. We believe this makes our project one of the lowest capital costs per tonne of annual production capacity greenfield potash projects under development in the world today.

In early August 2013, we began our fourth drilling program in the Holbrook Basis during which, if funds allow, we plan to drill up to an additional 18 wells, the purpose of which is to convert more of our inferred resources to the measured and indicated categories and provide cores for additional analyses.

Our permitting is well advanced. During the first calendar quarter of 2013, we submitted the application for our Air Quality Control permit to the Arizona Department of Environmental Quality (“ADEQ”) and our Mineral Development Report to the Arizona State Land Department (“ASLD”) to convert certain ASLD exploration permits to mineral leases.

Operating Results for the Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012.

Revenue

For the three months ended June 30, 2013 and 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended June 30, 2013 and 2012 was nil for each period, respectively. For the three months ended June 30, 2013 and 2012, $1.9 and $5.6 million, respectively, were capitalized as development costs in mineral properties that would have been considered exploration expense had we not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expenditures, prior to capitalization considerations, for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three Months Ended	Three Months Ended
	June 30, 2013 (in millions)	June 30, 2012 (in millions)
	(unaudited)	(unaudited)
Salaries and benefits	$0.8	1.3
Equity compensation	1.3	0.4
Management fees, consulting fees and board compensation	0.1	0.2
Legal, accounting and insurance	0.9	2.5
Warrant expense	3.3	—
Office, travel and other	0.4	0.1
Total G&A before capitalization	$6.8	4.5

Amounts capitalized as development costs to mineral properties	(0.7)	(1.2)
G&A per Statement of Operations	$6.1	3.3

The decrease in our salaries and benefits expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a reduction in incentive compensation accruals for 2013 versus 2012.

Equity compensation is the stock option value derived from the Black-Scholes option pricing model and is based on the estimated fair value of the awards on their grant date.  Equity compensation is recognized ratably over the vesting period, in most cases one year.  Our equity compensation increased during the three months ended June 30, 2013 mainly due to the additional expense associated with last July’s employee stock option grants and modifications to previously issued grants to former employees expensed during the current quarter.  No current employees received any additional stock option grants during the quarter ended June 30, 2013.

Legal, accounting and insurance expenditures for the current quarter were lower than the comparable period as we incurred fewer legal costs.  Last year’s quarter included legal fees for our Nasdaq listing and initial public offering and work on the Karlsson Group acquisition.

The increase in our warrant expense during the current quarter stemmed from the change in how we account for our warrants.  Prior to issuing the warrants in connection with our June 26, 2013 public offering, which contained full ratchet anti-dilution protection provisions, we accounted for our warrants under the equity method of accounting with the associated charges being accounted for through equity.  With the change to the liability method of accounting, these same charges must now be accounted for as expenses.  During the quarter ended June 30, 2013, we issue 45,869,890 new warrants, the majority of which have an exercise price of $0.12 and a 5-year term. During the comparable 2012 period, we issued 5,605,834 new warrants, having an original exercise price of $4.25 and a 7-year term.

Included within G&A expenses above are rental expenses of $60,000 and $24,000 for the three months ended June 30, 2013 and 2012, respectively.  The increase in rent expense in the June 2013 quarter as compared to the June 2012 quarter was due to the Company’s leasing of new office space beginning in October 2012 and the addition of leased office space in Los Angeles beginning in June 2012.

Derivative Gains/Losses

During the quarter ended June 30, 2013, we realized a $2.9 million derivative gain related to the embedded conversion options included in the Very Hungry Notes.  These conversion options were tied to our previously announced investor rights offering on May 22, 2013 and when this investor rights offering was subsequently terminated on June 17, 2013 we recognized a gain equal to the fair value of these conversion options. No derivative gains or losses were incurred for the three months ended June 30, 2012.

Gain on Debt Restructurings

During the June 2013 quarter, we recognized a gain of $13.1 million associated with the two restructurings of the Karlsson Note, completed on April 15, 2013 and June 26, 2013, respectively. In accordance with applicable guidance, the Company accounted for these restructurings as a debt extinguishment in that the restructured debt met the requirements for having a substantially different debt instrument following the completion of the restructurings.  The components of this gain consisted of the following:

Gain on extinguishment (in millions)
(unaudited)
Additional Consideration 1% gross revenue interest	$9.2
Additional Consideration tax gross-ups	11.4
Additional consideration - warrants	0.4
Fees paid to the Karlsson Group	0.4
Reduction in the fair value of the amended Karlsson Note*	(34.5)
Net gain on debt extinguishment	$(13.1)

* See explanation of change in fair value under the Karlsson Note heading above.

Interest Expense

Net interest expense for the three months ended June 30, 2013 totaled $8.4 million, all of which related to interest on the Karlsson Note, the Apollo Notes and the Very Hungry Notes. Net interest expense for the three months ended June 30, 2012 was nil.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $3.8 million in cash, including escrowed cash of $2.4 million which can only be used for certain specified purposes related to the development of the Holbrook Project.  Excluding this escrowed cash, the Company had available for its general corporate and working capital needs cash of approximately $1.4 million at June 30, 2013.

As of the date of this filing, we have unrestricted cash balances totaling approximately $0.6 million which according to our projections should be sufficient to fund our on-going operations through mid-to-late September 2013. However, we have a $1.2 million tax gross-up payment that is owed to the Karlsson Group on or before September 10, 2013. We are currently evaluating multiple options to alleviate our liquidity needs including, but not limited to, raising additional funds and re-negotiating our debt agreements.

If we are unable to raise sufficient funds before September 10, 2013, we will consider all available options, including a voluntary bankruptcy filing.  To the extent we are unable to pay the amount due the Karlsson Group on September 10, 2013 or have restructured the Karlsson debt before this date, we could be declared in default of the Karlsson Note, which including principal, tax gross-ups and accrued interest totaled approximately $142.7 million at June 30, 2013.  A payment default would cause all of our debt to become immediately due and payable and could result in the Karlsson Group foreclosing on AWP or its assets.

As part of our June 26, 2013 public offering, the participating investors received 42,839,890 Series A warrants and 42,839,890 Series B warrants with each Series A warrant entitling the holder thereof the right to purchase one additional share of our common stock in exchange for $0.12 per Series A warrant and with each Series B warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional Series A warrant in exchange for $0.12 per Series B warrant.  The Series B warrants expire at the close of business on November 1, 2013.  If fully exercised, the B Series warrant would generate immediate cash proceeds to the Company of approximately $5.1 million.  However, there can be no assurance that, any or all, of the B Series warrants will be exercised.

In addition, under the terms of the Second Extension Agreement we entered into with Karlsson on June 26, 2013, we are required to deposit 50% of the net proceeds of the next $20.0 million of capital we raise (for a total of $10.0 million) into escrow, which funds may be used solely to fund specified development expenses pursuant to the Extension Agreement. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

As part of the Second Extension Agreement, we are also required to meet the following development milestones:

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

If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note.  The Karlsson Note is secured by all of our assets including AWP.  In early August 2013, we began our fourth drilling program in the Holbrook Basis during which, if funds allow, we plan to drill up to an additional 18 wells.  As long as we are able to complete at least eight wells during this program we will satisfy the first development milestone.

The continuation of the Company as a going concern is dependent upon the efforts of the Company to raise additional capital and meet operational, mine development and corporate requirements. As disclosed within these financial statements, the capital required to meet these requirements is substantial and will require the issuance of additional debt and/or equity securities. These requirements and the potential lack of available funding raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow Summary

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended June 30, 2013 (in millions)	Three Months Ended June 30, 2012 (in millions)
	(unaudited)	(unaudited)

Net cash used in operating activities	$(1.6)	(2.1)
Net cash used in investing activities	(6.4)	(3.9)
Net cash provided by financing activities	8.3	(4.0)
Increase in cash and cash equivalents	$0.3	(10.0)

For the three months ended June 30, 2013, our operating activities consumed cash of $1.6 million mainly for development activities in the Holbrook Basin and the payment of other general and administrative expenses.

Our cash used in investing activities was approximately $6.4 million during the June 30, 2013 quarter, $4.1 million of this was deposited into escrow pursuant to our debt agreements and $2.3 million was spent on capital development activities.  Of the funds deposited into escrow, we spent $1.7 million during the quarter of which $1.5 million was paid to landowners in the Holbrook Basin under our potash sharing agreement and $0.2 million was spent on engineering work for the PFS.

During the June 30, 2013 quarter, our financings activities provided cash of $8.3 million consisting of the $5.0 million in proceeds received in May in exchange for the Very Hungry Notes and the $3.3 million in net proceeds received from our June public offering.  The June public offering generated gross proceeds of $5.0 million from the sale of 41,666,700 shares of our common stock and 42,839,890 Series A warrants and 42,839,890 Series B warrants.  After offering related expenses, we netted $3.3 million from the offering.

Debt Service

Senior Secured Note

We have a secured senior note with the Karlsson Group.  Including tax gross-ups, accrued interest and unpaid principal, we owed approximately $142.7 million as of June 30, 2013, of which $1.2 million in tax gross-ups is due on or before September 10, 2013. The note bears interest at 9% with interest compounded quarterly and paid in-kind by automatically increasing the principal of the note.

We are required to prepay the note with 10% of the gross proceeds from any future capital raises until the note has been repaid in full. The note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. The note is guaranteed by AWP and is secured by (a) a parent guaranty for us and a pledge by us of 100% of the shares of our wholly owned subsidiary Old Prospect and, (b) a pledge by Old Prospect and (c) a lien over all the assets of Old Prospect and AWP.

The final maturity date of the note is the earlier of (i) 12 months following completion of our DFS and (ii) July 1, 2015.  If the note is outstanding on January 1, 2014 or January 1, 2015, we estimate that would owe additional tax gross-ups of $1.2 million each on February 10, 2014 and 2015, respectively, assuming no changes in current tax rates.

Covenants include the following development milestones:

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

If we do not meet any one of the required development milestones, Karlsson can foreclose on its collateral.  The note allows no grace period in the event of a payment default.

Unsecured Notes

Our unsecured notes included the $6.8 million Apollo Notes and the $5.5 million Very Hungry Party Notes.  On July 10, 2013, the Very Hungry Parties exchanged the Very Hungry Notes for 5.5 million shares of the Company’s newly created senior mandatorily convertible preferred stock.

The Apollo Notes bear interest at 11% per annum with principal and interest being payable on the maturity date of the Karlsson Note (see above). We are required to prepay the note with 10% of the gross proceeds from any future capital raises until the note has been repaid in full.

Off-Balance Sheet Arrangements

None.

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

The forward-looking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forward-looking statements in this quarterly report on Form 10-Q and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to:

future demand for and supply of potash; our plan to capitalize on potash demand; our plan to convert our mineral resources into mineral reserves; the environmental and permitting process, preliminary mine design and anticipated completion of a definitive feasibility study; our plan of exploration; the economic and legal viability of a potash mine in the Holbrook Basin; future sales of state leases and permits; our ability to raise capital; funding the approximately $142.7 million we owe to The Karlsson Group, Inc., which amount will increase as interest is accrued and potential tax gross-up payments are incurred; funding the approximately $6.8 million we owe to affiliates of Apollo Global Management, LLC; our ability to further implement our business plan and generate revenue; our ability to satisfy the requirements and successfully execute on the commercial arrangement set forth in the potash supply agreement we have entered into with Sichuan Chemical Industry Holding (Group) Co., Ltd.; our anticipation of investing considerable amounts of capital to establish production from our mining project in the Holbrook Basin in Arizona; our anticipation of our ability to identify mineral reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated capital and operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; compliance with and impact of laws and regulations; impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

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

•                  our ability to pay the amounts due on our indebtedness to The Karlsson Group, Inc. and affiliates of Apollo Global Management, LLC;

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

•                  the cyclicality of the crop nutrient markets; and

•                  global economic conditions.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Investors are urged to carefully review and consider the various risks and uncertainties and other factors referred to under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended March 31, 2013. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. In addition, although we have attempted to identify important risk factors that could cause actual achievements, events or conditions to differ materially from those identified in the forward looking statements, there may be other factors we have not considered, or that we currently deem to be immaterial, that cause achievements, events or conditions not to be as anticipated, estimated or intended.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2013.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings

On April 26, 2013, we received correspondence from a stockholder who purchased $10.0 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering.  We believe the claim is without merit and intend to vigorously defend against it.  No litigation has been commenced in this matter. In a related letter dated June 14, 2013, the four underwriters in our November 2012 public offering notified us that they received a letter from this same stockholder in which this stockholder elected to void its purchase of shares in our November 2012 public offering. Pursuant to the terms of the underwriting agreement we entered into with the underwriters in our November 2012 public offering, the underwriters requested that we appoint counsel for the underwriters to advise on this matter, subject to their determination that counsel is satisfactory, or, alternatively, we may authorize the underwriters to employ counsel at our expense.

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

Item 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2013 we issued 15,000,000 shares of our redeemable preferred stock and warrants to purchase 50,264,174 shares of our common stock to Buffalo Management LLC as compensation for the reduction of its revenue interest in us from 2% to 1% as described under Item 1. Financial Statements – Note 17 – Subsequent Events.  Issuance of the preferred stock and the warrants was not registered under the Securities Act of 1933.  The issuance of these securities was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder.  These securities qualified for exemption since the issuance securities by us did not involve a public offering and the purchasers are all accredited investors as defined in Regulation D. The offering was not a “public offering” as defined in Section 4(2) due to the existing relationship with the purchaser, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

Item 3.                                                         Defaults Upon Senior Securities

Refer to Note 9 — Debt and Tax Gross-ups on Debt for additional information on the two debt restructurings that were completed during the quarter-ended June 30, 2013; in both cases to avoid potential defaults under the Karlsson Note and related agreements.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).
4.1	Form of Rights Certificate (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).
4.2	Warrant Agreement including form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).
4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).
4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).
4.5	Certificate of Designation of Senior Mandatorily Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).
4.6	Certificate of Designation of Redeemable Preferred Stock.
4.7	Warrants Issued to Buffalo Management LLC
10.1	Separation and Release Agreement with Brian Wallace (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 16, 2013).
10.2	Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.3	First Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.4	First Amendment to Karlsson Group Warrant (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.5	First Amendment to Karlsson Group Additional Consideration Agreement (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.6	First Amendment to Karlsson Group Supplemental Payment Agreement (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.7	Karlsson Group Parent Guaranty (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.8

Karlsson Group Pledge of Prospect Global Resources Inc. (a Delaware corporation) Stock (incorporated herein by reference to Exhibit 1071 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.9**	Karlsson Group Escrow Agreement (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.10	Amendments to Apollo Promissory Notes (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.11

Amended and Restated Termination of Management Services Agreement with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 6, 2013).

10.12	Promissory Note to Very Hungry LLC (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).
10.13	Promissory Note to Scott Reiman 1991 Trust (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).
10.14	Warrant Adjustment Agreement (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on

Form 8-K filed on May 8, 2013).
10.15

Subordination Agreement among Very Hungry LLC, Scott Reiman 1991 Trust, The Karlsson Group, Inc. and Prospect Global (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.16

First Amendment to Amended and Restated Termination of Management Services Agreement between Buffalo Management LLC and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.17

Modification Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.18

Registration Rights Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.19	Second Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.20	Second Reaffirmation and Ratification Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.21	Second Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.22	Karlsson Group Warrant (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.23	Amendment No. 1 to Registration Rights Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.24	Second Amendment to Supplemental Payment Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.25	Amendment to Escrow Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.26

Securities Purchase Agreement, dated November 29, 2012, by and among Prospect Global Resources Inc., and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 28, 2013).

10.27

Investors Rights Agreement, dated November 29, 2012, between Prospect Global Resources Inc., and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 28, 2013).

10.28

Royalty Agreement, dated November 29, 2012, between Buffalo Management LLC, the other investors named therein, Prospect Global Resources Inc., a Nevada corporation, and for limited purposes, Prospect Global Resources Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 28, 2013).

10.29

Note Exchange and Subscription Agreement with Very Hungry LLC and Scott Reiman 1991 Trust (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).

10.30	Preferred Stock and Warrant Subscription Agreement with Buffalo Management LLC.
10.31	Warrants Amendment with Buffalo Management LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1

The Risk Factors set forth under the caption “Risk Factors on pages S-13 through S-29 in the Company’s Prospectus Supplement dated June 21, 2013 filed with the Securities and Exchange Commission on June 26, 2013 and incorporated herein by reference.

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: August 14, 2013	By:	/s/ Damon Barber
Damon Barber,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gregory Dangler
Gregory Dangler,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).
4.1	Form of Rights Certificate (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).
4.2	Warrant Agreement including form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).
4.3	Form of Series A Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).
4.4	Form of Series B Warrant (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on June 21, 2013).
4.5	Certificate of Designation of Senior Mandatorily Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).
4.6	Certificate of Designation of Redeemable Preferred Stock.
4.7	Warrants Issued to Buffalo Management LLC
10.1	Separation and Release Agreement with Brian Wallace (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 16, 2013).
10.2	Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.3	First Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.4	First Amendment to Karlsson Group Warrant (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.5	First Amendment to Karlsson Group Additional Consideration Agreement (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.6	First Amendment to Karlsson Group Supplemental Payment Agreement (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.7	Karlsson Group Parent Guaranty (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.8

Karlsson Group Pledge of Prospect Global Resources Inc. (a Delaware corporation) Stock (incorporated herein by reference to Exhibit 1071 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).

10.9**	Karlsson Group Escrow Agreement (incorporated herein by reference to Exhibit 10.8 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.10	Amendments to Apollo Promissory Notes (incorporated herein by reference to Exhibit 10.9 to the Issuer’s Current Report on Form 8-K filed on April 17, 2013).
10.11

Amended and Restated Termination of Management Services Agreement with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 6, 2013).

10.12	Promissory Note to Very Hungry LLC (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).
10.13	Promissory Note to Scott Reiman 1991 Trust (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).
10.14	Warrant Adjustment Agreement (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).
10.15

Subordination Agreement among Very Hungry LLC, Scott Reiman 1991 Trust, The Karlsson Group, Inc. and Prospect Global (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on May 8, 2013).

10.16

First Amendment to Amended and Restated Termination of Management Services Agreement between Buffalo Management LLC and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.17

Modification Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.18

Registration Rights Agreement between Very Hungry LLC and Scott Reiman 1991 Trust and the Registrant (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on May 22, 2013).

10.19	Second Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.20	Second Reaffirmation and Ratification Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.21	Second Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.22	Karlsson Group Warrant (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.23	Amendment No. 1 to Registration Rights Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.24	Second Amendment to Supplemental Payment Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.25	Amendment to Escrow Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on June 27, 2013).
10.26

Securities Purchase Agreement, dated November 29, 2012, by and among Prospect Global Resources Inc., and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on June 28, 2013).

10.27

Investors Rights Agreement, dated November 29, 2012, between Prospect Global Resources Inc., and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on June 28, 2013).

10.28

Royalty Agreement, dated November 29, 2012, between Buffalo Management LLC, the other investors named therein, Prospect Global Resources Inc., a Nevada corporation, and for limited purposes, Prospect Global Resources Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on June 28, 2013).

10.29

Note Exchange and Subscription Agreement with Very Hungry LLC and Scott Reiman 1991 Trust (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).

10.30	Preferred Stock and Warrant Subscription Agreement with Buffalo Management LLC.
10.31	Warrants Amendment with Buffalo Management LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
99.1

The Risk Factors set forth under the caption “Risk Factors on pages S-13 through S-29 in the Company’s Prospectus Supplement dated June 21, 2013 and filed with the Securities and Exchange Commission on June 26, 2013 and incorporated herein by reference.

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