Form 10-Q
period 2013-09-30
PROSPECT GLOBAL RESOURCES INC.
filed 2013-11-13
CIK 1477032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35590

PROSPECT GLOBAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of	26-3024783 (IRS Employer
incorporation or organization)	Identification No.)

1401 17th Street Suite 1550
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2013, the number of outstanding shares of the issuer’s common stock was 4,210,382.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(a Development Stage Company)

(In thousands, except number of shares and par value amounts)

	September 30, 2013 (unaudited)	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$2,514	$1,024
Restricted cash	353	—
Related party receivable	25	25
Other current assets	321	1,171
Total current assets	3,213	2,220

Noncurrent assets
Land	399	380
Mineral properties	45,140	39,994
Equipment (net of accumulated depreciation of $230 and $132, respectively)	445	613
Deferred fees (Note 7)	7,313	7,751
Other long-term assets	350	104
Total noncurrent assets	53,647	48,842

Total assets	$56,860	$51,062

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,628	$14,607
Grandhaven option	4,060	4,060
Current portion of long-term debt	—	122,032
Tax compensation on note payable (Note 9)	1,164	6,226
Derivative warrant liabilities (Note 13)	17,055	—
Total current liabilities	26,907	146,925

Noncurrent liabilities
Tax compensation on note payable (Note 9)	16,465	—
Long-term debt (net of unamortized discount of $26,329 and nil, respectively) (Note 9)	97,893	—
Accrued interest	10,730	—
Other long-term liabilities	720	—
Total noncurrent liabilities	125,808	—

Total liabilities	152,715	146,925

Commitments and Contingencies (Note 17)
Redeemable Preferred Stock: $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares outstanding with a liquidation preference of $15,000,000 and nil at September 30, 2013 and March 31, 2013, respectively (Note 10)	5,646	—

EQUITY (1)
Common stock: $0.001 par value; 300,000,000 shares authorized; 4,174,039 and 1,451,914 issued and outstanding at September 30, 2013 and March 31, 2013, respectively	4	1
Additional paid-in capital	44,119	35,713
Losses accumulated in the development stage	(145,624)	(131,577)
Total shareholders’ deficit	(101,501)	(95,863)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$56,860	$51,062

(1)   All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(a Development Stage Company)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2013
Expenses:
Exploration	$—	$—	$—	$—	$5,600
General and administrative	1,902	6,460	4,691	9,788	59,826
Warrant expense	1,750	5,619	5,051	5,619	11,017
Total expenses	3,652	12,079	9,742	15,407	76,443

Loss from operations	(3,652)	(12,079)	(9,742)	(15,407)	(76,443)

Other income (expense):
Derivative gains (losses)	(1,388)	—	1,512	—	(55,154)
Gain/(loss) on extinguishments	(1,740)	—	11,374	—	9,374
Write-down of assets	(579)	—	(581)		(581)
Interest, net	(8,222)	(1,871)	(16,610)	(1,871)	(25,910)
Total other expenses	(11,929)	(1,871)	(4,305)	(1,871)	(72,271)

Income tax expense	—	—	—	—	—

Net loss	(15,581)	(13,950)	(14,047)	(17,278)	(148,714)

Net loss attributable to non-controlling interest	—	5	—	12	3,090

Net loss attributable to Prospect Global Resources Inc.	$(15,581)	$(13,945)	$(14,047)	$(17,266)	$(145,624)

Earnings per share (1)
Basic and diluted
Loss per share	$(5.75)	$(12.74)	$(6.69)	$(18.31)	$(124.71)
Weighted average number of shares outstanding	2,737	1,094	2,124	943	1,169

(1)   All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(a Development Stage Company)

(unaudited)

(In thousands)

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2013

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(14,047)	$(17,278)	$(148,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with stock	538	455	3,695
Apollo fees paid with promissory note	—	—	6,750
Derivative (gains) losses	(1,512)	—	55,154
Gain on debt extinguishment	(11,774)	—	(9,774)
Impairment of assets	581	—	581
Stock-based compensation	1,103	2,609	18,648
Warrant expense	5,051	5,619	11,017
Interest expense	8,350	1,875	17,649
Amortization of debt discount	8,199	—	8,199
Amortization of deferred financing costs	62	—	62
Karlsson Group tax compensation	—	—	6,226
Depreciation	109	25	223
Changes in operating assets and liabilities:
Other current assets	342	245	(424)
Deferred fees	—	—	(2,288)
Accounts payable and accrued liabilities	223	731	861
Change in derivative warrant liabilities	(806)	—	(806)
Change in other long-term assets	(299)	—	(298)
Change in other long-term liabilities	70	—	70
Net cash used in operating activities	$(3,810)	$(5,719)	$(33,169)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Mineral properties	$(6,412)	$(9,085)	$(27,186)
Land acquisitions	(19)	—	(399)
Increase in restricted cash	(353)	—	(353)
Equipment acquisitions	(23)	(396)	(749)
Net cash used in investing activities	$(6,807)	$(9,481)	$(28,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$5,000	$—	$14,049
Merkin note amendment	—	—	(2,000)
Karlsson Note principal payments	—	—	(9,718)
Net Proceeds from common stock issued	7,107	37,887	87,039
Cash paid for non-controlling interest acquisition	—	(25,000)	(25,000)
Net cash provided by financing activities	$12,107	$12,887	$64,370

Net increase (decrease) in cash and cash equivalents	1,490	(2,313)	2,514
Cash and cash equivalents- beginning of period	1,024	11,300	—
Cash and cash equivalents - end of period	$2,514	$8,987	$2,514

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	—	(1,125)
Grandhaven Option, net of $25,000 receivable	—	—	4,036
Accrued development activities	1,749	4,029	2,172
Non-controlling interest acquisition	—	—	500
Capitalized equity based compensation	484	2,454	3,923
SK Land Holdings Option	(500)	500	—
Convertible note into preferred stock	5,439	—	5,439
Preferred stock into common stock and warrants	(5,439)	—	(5,439)
Embedded derivative liability (non-current)	650	—	650
Buffalo revenue interest exchange	8,712	—	8,712
Sichuan success fee reduction	438	—	438
Sichuan success fee (in accrued liabilities)	50	—	50
Sichuan success fee (equity component)	1,000	—	5,876

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(a Development Stage Company)

(In thousands, except number of shares)

	Preferred Stock		Common Stock (1)		Additional Paid-in	Losses Accumulated in the Development	Non- Controlling	Total Shareholders’	Temporary Equity
	Shares	Amount	Shares	Amount	Capital (1)	Stage	Interest	Equity	(Preferred Stock)
Balance at August 5, 2010 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Stock issued in private placements		—	328,273	—	54	—	—	54	—
Stock-based compensation	—	—	17,000	—	1	—	—	1	—
Contributions	—	—	—	—	—	—	11,000	11,000	—
Stock issued for services	—	—	42,833	—	316	—	—	316	—
Stock acquired through merger	—	—	34,700	—	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	—	—	7,171	—	1,076	—	—	1,076	—
Net loss	—	—	—	—	—	(16,834)	(375)	(17,209)	—
Balance at March 31, 2011	—	—	429,977	—	1,447	(16,834)	10,625	(4,762)	—
Stock issued in private placements	—	—	85,552	—	13,973	—		13,972	—
Stock issued for services	—	—	10,000	—	2,061	—	—	2,061	—
Stock-based compensation	—	—	14,000	—	9,717	—	—	9,717	—
Convertible notes and accrued interest converted into common stock	—	—	250,254	—	64,800	—	—	64,800	—
Net loss	—	—	—	—	—	(62,877)	(2,703)	(65,580)	—
Balance at March 31, 2012	—	—	789,783	—	91,998	(79,711)	7,922	20,209	—
Stock issued for services	—	—	40,425	—	4,652	—	—	4,652	—
Non-controlling interest acquisition	—	—	—	—	(174,310)	—	(7,910)	(182,220)	—
The Karlsson Group warrant issuance	—	—	—	—	34,620	—	—	34,620	—
Stock issued in private placements	—	—	4,706	—	999	—	—	999	—
Stock issued in public offerings	—	—	608,000	1	66,289	—	—	66,290	—
Cost of public offerings	—	—	—	—	(5,406)	—	—	(5,406)	—
Stock-based compensation	—	—	9,000	—	16,871	—	—	16,871	—
Net loss	—	—	—	—	—	(51,866)	(12)	(51,878)	—
Balance at March 31, 2013	—	$—	1,451,914	$1	$35,713	$(131,577)	$—	$(95,863)	—
Stock issued for services	—	—	230,123	—	1,538	—	—	1,538	—
Stock issued in public offerings	—	—	1,575,334	2	803	—	—	805	—
Cost of public offerings	—	—	—	—	(790)	—	—	(790)	—
Debt to preferred stock conversion	5,500,000	—	—	—	—	—	—	—	5,439
Exchange of preferred stock for common stock and warrants	(5,500,000)	—	916,668	1	2,275	—	—	2,276	(5,439)
Preferred Stock (Note 10)	15,000,000	—	—	—	—	—	—	—	5,646
Very Hungry warrant issuance	—	—	—	—	1,715	—	—	1,715	—
The Karlsson Group warrant issuance	—	—	—	—	190	—	—	190	—
Warrant reclass to liability	—	—	—	—	1,089	—	—	1,089	—
Stock-based compensation	—	—	—	—	1,586	—	—	1,586	—
Net loss	—	—	—	—	—	(14,047)	—	(14,047)	—
Balance at September 30, 2013 (unaudited)	15,000,000	5,646	4,174,039	4	44,119	(145,624)	—	(101,501)	5,646

(1)             All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(a Development Stage Company)

(unaudited)

In this Quarterly Report, unless the context otherwise requires:

(a)                                 all references to “Prospect” or “Prospect Global” refer to Prospect Global Resources Inc., a Nevada corporation, incorporated on July 22, 2008.

(b)                                 all references to “we,” “us,” “our” and “the Company” refer collectively to Prospect and its subsidiaries.

(c)                                  all references to “Karlsson” or “the Karlsson Group” refer to the independent third party that owned the 50% of our now wholly owned subsidiary American West Potash, or AWP, that we did not own prior to our acquisition of the Karlsson Group’s interest on August 1, 2012 and all references to “the Karlsson Group Acquisition” refer to the August 1, 2012 acquisition.

(d)                                 all references to “Extension Agreements” refer to the agreements we entered into with the Karlsson Group on April 15, 2013, June 26, 2013 and September 13, 2013 to restructure the $125.0 million senior secured promissory note (the “Karlsson Note”) and related agreements associated with the Karlsson Group Acquisition.

Note 1 — Organization and Business Operations

Prospect Global is engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest in and control the Holbrook Project through our wholly owned subsidiary AWP.

Between January and November 2011, we invested $11.0 million dollars in AWP and the Karlsson Group contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, for a 50% ownership interest in AWP. In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 63,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.  On August 1, 2012 we purchased the Karlsson Group’s 50% interest in AWP and became the sole owner and operator of AWP.   As of September 30, 2013, we held exploration permits on 38 Arizona State sections and 101 private sections.

Note 2 — Liquidity, Capital Requirements and Debt Restructurings

As of November 13, 2013, we had approximately $0.6 million of cash available for general corporate purposes, which is less than the $1.2 million we owe to the Karlsson Group on November 15, 2013. We will also owe the Karlsson Group another $1.2 million payment on February 10, 2014. We are currently in the process of raising additional capital to avoid defaulting on our debt with the Karlsson Group.

Our debt to the Karlsson Group including principal, accrued interest and compensation for tax matters totaled approximately $145.4 million at September 30, 2013.  A default on the Karlsson Group debt would also cause a default on our $7.2 million of Apollo debt. If we are unable to raise sufficient funds or receive a waiver for such payment from the Karlsson Group before November 15, 2013, we would likely voluntarily file for bankruptcy before allowing any of our lenders to initiate foreclosure proceedings.  A default on the Karlsson Group debt would cause all of our $152.6 million in debt to become immediately due and payable.

Our current cash situation has slowed the development of our Holbrook Project. We need significant amounts of cash to further develop the Holbrook Project. A failure to raise the capital required for this development would result in a delay or indefinite postponement of further development work and the potential loss of our interests in the Holbrook Project.

If we are able to avoid defaulting on our debt, we will continue our capital raising and debt restructuring efforts. These capital requirements and the potential lack of available funding raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements included herein reflect the Company continuing as a going concern.

Note 3—Summary of Significant Accounting Principles

This summary of significant accounting policies of the Company is intended to assist readers in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The accompanying unaudited Interim Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements unless specifically discussed below. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 29, 2013.

We have incurred net losses totaling $145.6 million since inception and at September 30, 2013 we had a working capital deficit $23.7 million.  These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Allocation of Costs

From time to time our capital raise activities will result in the issuance of more than one security, such as shares of our common stock and warrants to purchase our common stock.  In these cases, we will allocate the costs of that capital raise between the various securities issued based on the relative fair value of each security issued.

Recent Accounting Pronouncements

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

Note 4 — Restricted Cash

Under the Karlsson debt agreement, we are required to deposit 50% of the net proceeds received from any future capital raises into escrow until we have escrowed an additional $9.4 million. These escrowed funds can only be used to fund specified development expenses for our Holbrook Project.  As of September 30, 2013, we had approximately $0.4 million remaining in escrow, most of which has since been consumed to complete our in-fill drilling program and other related activities in the Holbrook Basin.

Note 5 — Other Current Assets

As of September 30, 2013 and March 31, 2013, our other current assets related to items such as insurance premiums, service contracts, rental agreements, property deposits and various other operating pre-payments.

	September 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Prepaid insurance & rent	$281	$276
Land purchase option	—	500
Other	40	395
Total other current assets	$321	$1,171

Note 6—Mineral Properties

Mineral properties include development costs such as engineering, environmental studies, drilling, allocated compensation including employee salaries, employee bonuses and employee and non-employee stock compensation, and other costs related to development of the Holbrook Project.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale or lease of, these properties and upon economic reserves being discovered or developed on the properties. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.

Note 7 — Deferred Fees

We incurred a one-time $7.8 million fee to a third party for their assistance in securing an off-take agreement with Sichuan Chemical.  In July 2013, we entered into a letter agreement reducing the fees to be paid to the third party by $0.4 million and reduced the deferred fees asset by the same amount. We elected to capitalize this amount and will begin amortizing these fees, if and when, the Company reaches production and over the term of the Sichuan agreement, or ten years.  We periodically evaluate the asset for impairment.

Note 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2013 and March 31, 2013 were comprised of:

	September 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Drilling/permitting	$543	$382
Engineering	1,505	1,796
Private leaseholder obligations	—	1,500
Legal	664	720
Board of Directors’ fees	—	125
Sichuan success fee	50	1,588
Accrued interest	—	7,251
Compensation and other	1,866	1,245
Total accounts payable and accrued liabilities	$4,628	$14,607

Drilling/permitting and engineering costs are included in mineral properties as they relate to development costs associated with the Holbrook Project. The accrued interest at March 31, 2013 related to the Karlsson and Apollo notes was moved to non-current liabilities with the restructuring of the respective notes in April 2013.

Note 9 — Debt and Tax Compensation on Note Payable

As of September 30, 2013 our indebtedness was $141.9 million or $152.6 million including the $10.7 million of accrued interest.

	September 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Karlsson senior secured note	$117,472	$115,282
Apollo unsecured notes	6,750	6,750
Tax compensation on Karlsson senior secured note	17,629	6,226
Total debt and tax compensation	141,851	128,258
Less: Unamortized debt discount*	(26,329)	—
Less: current portion of debt and tax compensation	(1,164)	(128,258)
Total long-term debt and tax compensation	$114,358	$—

* Includes gross discount on the Karlsson Note of $34,528, net of amortized discount of $8,199.

Karlsson Group Senior Secured Note

We issued the Karlsson Group a $125.0 million senior first priority secured promissory note on August 1, 2012 as partial consideration for the acquisition of their 50% interest in AWP.  We also agreed to compensate the Karlsson Group for increases in certain federal and state income taxes and other tax related matters.  All amounts owing to the Karlsson Group are secured by a lien on all the assets of AWP, a pledge of the capital stock of our subsidiary companies and a payment guarantee from Prospect Global.

This note bears interest at 9% and is payable quarterly in-kind by an increase to the note’s outstanding principal balance.  Principal and interest are due on the earlier of July 1, 2015 or 12 months following the completion of our Definitive Feasibility Study.

The principal balance, accrued interest and compensation for tax matters totaled approximately $145.4 million as of September 30, 2013, of which $1.2 million for tax compensation matters is due on or before November 15, 2013 and is included in current liabilities. If no principal payments are made between now and December 31, 2013 we would owe the Karlsson Group an additional $1.2 million of principal on February 10, 2014.

We are required to prepay the Karlsson Note with 10% of the gross proceeds from any future capital raises until the Karlsson Note has been paid in full. The Karlsson Note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity.

Debt covenant requirements

We are required to deposit 50% of the net proceeds of the next of $18.8 million of capital we raise (for a total of $9.4 million) into escrow, which funds may be used solely to fund drilling and the Holbrook Project development. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

We are also required to meet the following development milestones:

(i)                                     Complete total depth on at least eight wells on or before November 1, 2013, (Completed)

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

If we do not meet any one of the required development milestones, The Karlsson Group will be entitled to foreclose on the collateral securing the Karlsson Note.

Karlsson Note Tax Compensation

We currently estimate the compensation for tax matters to be approximately $17.6 million under the Karlsson debt. This estimate could change based on future changes in tax rates (including increases in effective income tax rates caused by “minimum tax” provisions such as the “Buffett rule” or “flat tax” proposals) and/or future changes in certain interest rates published by the Internal Revenue Service.

If no principal payments are made between now and December 31, 2013, we would owe the Karlsson Group an additional $1.2 million in February 2014.  If no principal payments are made during the calendar year 2014, we would owe the Karlsson Group another $1.2 million in February 2015.  These amounts are not currently reflected in the $17.6 million on the balance sheet.

Apollo Notes

On March 7, 2013, we entered into a Termination and Release Agreement with certain affiliates of certain investment funds managed by Apollo Global Management, LLC (which we refer to collectively as the Apollo Parties) that terminated the agreements we entered into with the Apollo Parties in November 2012 (as amended in December 2012). In connection with the Termination and Release Agreement, we issued the Apollo Parties two promissory notes (“the Apollo Notes”) totaling approximately $6.8 million as partial consideration for the break-up and release. The Apollo Notes were amended on April 15, 2013. The Apollo Notes are unsecured and bear interest at the rate of 11% per annum and mature on the earlier of i) July 1, 2015; ii) 12 months following completion of our Definitive Feasibility Study; or iii) the date the Karlsson Note is paid in full.

We are required to prepay the Apollo Notes with 10% of the gross proceeds from any future capital raises until the notes have been paid in full.  As of September 30, 2013 we owed a total of $7.2 million, of which $0.4 million was for accrued interest.

Note 10 — Redeemable Preferred Stock

At September 30, 2013, we had a single series of redeemable preferred stock with a liquidation value of $15.0 million outstanding. This preferred stock, which is held by Buffalo Management, LLC, a related party, is non-voting, non-convertible and carries an 8% annual cumulative dividend.

Dividends on the preferred stock began accumulating on the issue date of August 14, 2013 and will continue to accumulate, whether or not declared. Dividends will be accrued when declared. To date, no dividends have been declared. All unpaid dividends become payable on the date that is six months after a minimum of 50,000 tonnes of potash has first been shipped from our Holbrook Project. Thereafter, the dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

We may redeem the preferred stock, in whole or in part, at any time after August 14, 2016. The holders of the redeemable preferred stock may redeem their shares, in whole or in part, at any time following the three year anniversary of the date on which a minimum of 50,000 tonnes of potash has first shipped from our Holbrook Project. In either case, redemption will be made by cash payment in a per share amount equal to the liquidation value per share plus all accrued and unpaid dividends through the date of redemption; provided, that the redemption payment may not exceed 10% of our market capitalization value at the time of redemption. Due to the preferred stock being contingently redeemable until we begin production, we have classified the preferred stock as temporary equity on the balance sheet.

The put option held by Buffalo is an embedded derivative and has been bifurcated and recorded on the accounting records at fair value.  We estimated the fair value of the put option by using scenario analysis based on various assumptions including: discount rate, preferred stock redemption periods, mine life and potash prices.

Note 11—Related Party Transactions

Quincy Prelude LLC and Buffalo Management LLC

Quincy Prelude LLC owns 100% of the voting interests and 82.5% of the economic interests of Buffalo Management LLC (“Buffalo Management” or “Buffalo”) and has sole voting and dispositive power of the shares of our common stock owned by Buffalo. Buffalo owns 15,000,000 shares of our non-voting preferred stock with a liquidation preference of $15.0 million and 8% annual cumulative dividend. Chad Brownstein, one of our directors and executive vice chairman, is the sole member of Quincy Prelude LLC and has sole voting and dispositive power of the shares of our common stock beneficially owned by Quincy Prelude LLC. Barry Munitz, our chairman, owns a 17.5% non-voting economic interest in Buffalo Management. Together Quincy Prelude and Buffalo Management beneficially own more than 5% of our common stock.

During the six months ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013, Prospect paid Buffalo approximately nil, $1.1 million and $1.4 million, respectively.  No amounts were outstanding to Buffalo as of September 30, 2013 or 2012.

Under the Karlsson Extension Agreements, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties. In order to achieve this result, we negotiated with Buffalo to reduce our revenue interest to Buffalo from 2% to 1%. On August 14, 2013, we compensated Buffalo for this 1% revenue interest by issuing Buffalo 15.0 million shares of our newly created redeemable preferred stock and warrants to purchase 1,005,283 shares of our common stock at $7.20 per share, expiring on August 13, 2018.  These warrants have full-ratchet anti-dilution protection to $3.50 per share. Due to the full ratchet protection, Buffalo was issued an additional 781,887 warrants in connection with our September 2013 capital raise which was completed at $4.05 per share. The September capital raise also resulted in the re-pricing of the 1,005,283 warrants from $7.20 to $4.05.  Due to the additional warrants being issued as a result of the full ratchet anti-dilution protection, additional expense was incurred for the new warrants.  When this agreement was finalized on August 14, 2013, we recorded a gain of $0.5 million for the change in fair value of the warrants as originally estimated at quarter-ended June 30, 2013.

For warrants with full ratchet anti-dilution protection, any issuances of common stock (or securities exercisable into common stock) at a price below the exercise price of the warrants results in a reduction in the exercise price of the warrants to the new issuance or strike price and a corresponding increase in the number of warrants issued. For example, if an investor held 300 warrants with an exercise price of $4.00 and we issued new shares of common stock at $3.00 per share, the strike price on the warrants would be reduced to $3.00 and the investor would receive an additional 100 warrants with a $3.00 exercise price.

As of September 30, 2013, Quincy Prelude and Buffalo’s holdings included the following:

Stock and Warrants	Quantity	Strike Price ($)	Expiration Date
Warrants	36,271	187.50	2016
Warrants	35,410	130.00	2017
Warrants	1,787,171	4.05	2018
Common Stock	63,763	N/A	N/A
Preferred Stock 8% Cumulative	15,000,000	N/A	N/A
Options*	4,000	130.00	2022
Options*	2,000	212.50	2021

*Options held by Chad Brownstein, our Executive Vice Chairman

Gregory M. Dangler, our interim chief financial officer, performs services from time to time for Buffalo Management, which is permitted by his employment agreement, and is compensated by Buffalo Management for this work.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein, one of our directors and executive vice chairman, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel and also provides government relations services to us. Through November 13, 2013, Mr. Brownstein’s father controls 105,998 shares of Prospect Global’s common stock which includes 6,000 issued in July 2011, 15,640 in May 2013, 49,875 in September 2013 and 34,483 issued in October 2013 in lieu of payment for services then owing. Brownstein Hyatt also holds fully vested options to purchase 2,400 shares of our common stock at $130.00 per share, expiring in 2022.

During the six months ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013, Prospect made cash payments to Brownstein Hyatt totaling approximately $1.4 million, $1.7 million and $5.7 million respectively for legal and lobbying/permitting fees. Approximately $0.5 million and $0.8 million payable to Brownstein Hyatt are included in accrued liabilities and accounts payable as of September 30, 2013 and 2012, respectively. Chad Brownstein does not share in any of these fees.

Hexagon Investments, LLC and affiliates

One of our former board members, Scott Reiman, who served on our board from August 2011 to March 2012, is the founder of Hexagon Investments, LLC (“Hexagon”). Conway Schatz, an employee of Hexagon, became a director in April 2012 and resigned from our board on September 29, 2013. Grandhaven Energy, Very Hungry LLC and the Scott Reiman 1991 Trust are all affiliates of Hexagon.  At September 30, 2013, Hexagon and its affiliates’ holdings consisted of the following:

Entity	Quantity	Exercise Price	Expiration Date
Common Stock Held
Very Hungry LLC	891,112	N/A	N/A
Scott Reiman Trust	199,086	N/A	N/A
Total Common Stock	1,090,198
Warrants
Very Hungry LLC (1)	739,337	$6.00	2014
Very Hungry LLC	96,833	$15.00	2017
Very Hungry LLC (2)	1,095,314	$4.05	2018
Scott Reiman Trust (1)	177,331	$6.00	2014
Scott Reiman Trust	37,874	$15.00	2017
Scott Reiman Trust (2)	262,713	$4.05	2018
Total Warrants	2,409,402
Options
Conway Schatz	2,800	$130.00	2014

(1)         Series B warrants entitling the holder to purchase for $6.00 per unit one share of our common stock and one Series A warrant to purchase an additional share of our common stock for $6.00 per share.  If exercised, each Series A warrant would have full ratchet anti-dilution protection.

(2)         Warrants have full ratchet anti-dilution protection.

Grandhaven Energy Royalty Interest

Grandhaven holds a 1% overriding royalty interest in the gross proceeds received by our subsidiary AWP from the extraction of potash from lands and state exploration permits held by AWP on November 22, 2011. Grandhaven has the option, exercisable at any time, to receive shares of our common stock valued at $212.50 per share in exchange for the fair market value of any royalty interest surrendered (the “Grandhaven Option”).

In addition, if;

(i)                                     the Arizona State Land Department declines to issue any lease to us with respect to any state exploration permit, or

(ii)                                  the Arizona State Land Department terminates any state exploration permit, or

(iii)                               the Arizona State Land Department refuses to consent to the assignment of any royalty interests in any Arizona state lease, or requires any reduction of or imposes any condition on such royalty interests as a condition of approving an assignment of such royalty interests or approving any royalty reduction or other action with respect to a state lease, then Grandhaven has the option to receive substitute royalty interests from us in the same number of acres in portions of our private mineral leases, in a percentage sufficient to compensate Grandhaven for the reduced royalty interests in the affected state leases.

If we have not been issued any Arizona state leases as of the date that we convey the assignment of the royalty interest in our private mineral leases, Grandhaven may elect to exchange their royalty in our Arizona state leases for a 1.388% royalty interest in all of our private mineral leases.

Note 12—Equity Based Compensation

Stock Options

As of September 30, 2013, we had the following options outstanding:

Exercise Price ($)	Outstanding Options	Vested Options	Expiration
130.00	87,800	74,467	2022
130.00	10,000	10,000	2023
144.00	6,000	3,000	2022
212.50	60,300	60,300	2021
	164,100	147,767

We are authorized to issue stock options up to the greater of 1,934,000 or 10% of the Company’s outstanding shares of capital stock pursuant to our approved equity incentive plans.  Subsequent to September 30, 2013, we issued 685,000 options at exercise prices of $2.25 and $2.36.

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

Fair value for employee and non-employee options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective vesting period for employees and service period for non-employees. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through September 30, 2013 included the following:

Remaining Term	8.17 to 9.51 years
Volatility*	113.4% to 181.5%*
Risk-Free Rate	0.04% to 2.43%
Dividend Yield	—

*       The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of September 30, 2013 and changes during the six months then ended is presented below.

Stock Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2013	192,160	$159.76	$—	9.20
Granted	2,000	15.00	—	—
Exercised	—	—	—	—
Forfeited or expired	30,060	144.29	—	—
Outstanding at September 30, 2013	164,100	$160.83	$—	8.76
Vested at September 30, 2013	147,767	$163.95	$—	8.71

The weighted average grant date fair value of the stock options granted for the six months ended September 30, 2013 and 2012 was $15.00 and $122.50, respectively.

A summary of the status of the non-vested stock options as of September 30, 2013, and changes during the six months ended September 30, 2013 is presented below.

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	59,883	$102.06
Granted	2,000.17
Vested	(25,550)	191.63
Forfeited	(20,000)	128.40
Non-vested at September 30, 2013	16,333	$82.78

As of September 30, 2013, there was $0.4 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the six months ended September 30, 2013 and 2012 was $1.6 million and $2.6 million, respectively.  For the six months ended September 30, 2013 and June 30, 3012, $0.5 million and $2.5 million of stock compensation was capitalized and included in mineral properties as of September 30, 2013.  This amount represented the estimated portion attributable to development activities.

Note 13—Warrants

As of September 30, 2013, we had the following warrants outstanding:

•                  3,936,677 Series A Warrants having an exercise price of $4.05 per share and expiration dates in 2018. All Series A Warrants contain full ratchet anti-dilution protection provisions.

•                  2,254,663 other warrants comprised of the following:

Outstanding Warrants	Exercise Price ($)	Expiration	Notes
600	3.15 –4.04	2018
1,787,171	4.05	2018	Contain full ratchet anti-dilution protection to $3.50 per share
307,424	6.00 – 17.00	2017, 2018
159,468	62.50 – 251.00	2014 - 2018
2,254,663

•      1,031,466 Series B Warrants were outstanding which consisted of 114,798 expiring on November 1, 2013 and 916,668 expiring in January 2014. These Series B Warrants have an exercise price of $6.00 per share and is exercisable for one share of our common stock and one Series A Warrant. Each Series A Warrant issued in the exercise of a Series B Warrant will have a five year term, an initial exercise price of $6.00 and full ratchet anti-dilution protection.

•                  The expense recognized related to warrants was $5.1 million and $5.6 million for the six months ended September 30, 2013 and September 30, 2012, respectively.

•                  Subsequent to September 30, 2013 we issued the 200 warrants on October 1, 2013 and 200 warrants on November 1, 2013 at strike prices of $3.06 and $2.34, respectively

For warrants with full ratchet anti-dilution protection, any issuances of common stock (or securities exercisable into common stock) at a price below the exercise price of the warrants results in a reduction in the exercise price of the warrants to the new issuance or strike price and a corresponding increase in the number of warrants issued. For example, if an investor held 300 warrants with an exercise price of $4.00 and we issued new shares of common stock at $3.00 per share, the strike price on the warrants would be reduced to $3.00 and the investor would receive an additional 100 warrants with a $3.00 exercise price.

Service Warrants

The Company has issued approximately 0.1 million warrants to purchase shares of common stock in exchange for services, with exercise prices ranging from $3.15 to $251.00. The weighted average exercise price for these warrants is $150.29.  For these awards, fair value is estimated using the binomial-lattice-based valuation model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Assumptions used in estimating the fair value of service warrants granted through September 30, 2013 included the following:

Expected Term	0.25 to 4.8 years
Volatility*	121.5% to 176.7%
Risk-Free Rate	0.02% to 1.30%
Dividend Yield	—

*The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

The Company is currently committed to issuing an additional 400 warrants for services in the next twelve months under existing consulting contracts.

Investor Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of September 30, 2013, a total of 7.1 million investor warrants had been issued and remained outstanding. The exercise price and remaining exercise period of these warrants ranged from $4.05 to $150.00. The weighted average exercise price of the investor warrants is $5.95. With the completion of our capital raise on June 26, 2013 and the issuance of the warrants therewith we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  This accounting change was triggered by the full ratchet anti-dilution provisions contained in these warrants.

Assumptions used in estimating the fair value of investor warrants granted through September 30, 2013 included the following:

Expected Term	0.09 to 5.7 years
Volatility*	123.6% to 174.9%
Risk-Free Rate	0.02% to 1.60%
Dividend Yield	—

*The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

Note 14—Stockholders’ Equity

On August 30, 2013, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a ratio of 1-for-50. The reverse stock split became effective September 4, 2013. The Company had 114,969,415 shares of common stock issued and outstanding immediately before the reverse stock split and 2,299,388 immediately following the reverse stock split. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2013, there were 4,174,039 shares of our common stock issued and outstanding. Subsequent to September 30, 2013, we issued 34,483 shares of common stock to Brownstein in lieu of payments for legal services rendered during the period and 1,500 shares to a third party service provider.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of September 30, 2013, we had 15,000,000 shares of redeemable preferred stock issued and outstanding having a liquidation value of $15 million.  This preferred stock is redeemable, non-convertible and non-voting and carries an 8% annual cumulative dividend.  Redemptions of this preferred stock are limited to 10% of our market capitalization at the time of redemption.

Also during the quarter ended September 30, 2013, we issued and redeemed another 5,500,000 shares of our preferred stock having a liquidation value of $5.5 million. This preferred stock was issued to the Very Hungry LLC and the Scott Reiman 1991 Trust, affiliates of ours, in exchange for the redemption of the $5.5 million in convertible notes issued to the these parties in May 2013.  This non-redeemable, mandatorily convertible preferred stock was converted into an aggregate of 916,668 shares of common stock, 916,668 Series A warrants and 916,668 Series B warrants, identical to those issued in our June 2013 public offering, on August 30, 2013.  The conversion of this preferred stock represented a debt extinguishment and was accounted for as such.  This extinguishment resulted in the recognition of a $2.1 million loss from the write off of the remaining debt discount that was recorded on issuance of the convertible notes.  This transaction also resulted in a beneficial conversion of $0.7 million, all of which was recorded and amortized through additional paid-in capital during the period.

Both series of preferred stock contain a fundamental change provision allowing the holder to receive the liquidation preference of the preferred stock and accrued dividends on the occurrence of a liquidity event such as a change in control, consolidation or merger.  We deem the value of these options to be minimal.

Note 15—Derivative Financial Instruments

As of September 30, 2013, we had recorded a derivative liability of $17.1 million representing the estimated fair value of our outstanding stock warrants which was triggered by our June 26, 2013 capital raise that included full ratchet anti-dilution protection for the new warrants issued during the offering.  We valued these warrants by using the binomial lattice valuation model. With the anti-dilution protection afforded these new warrants, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities. In that our warrants were classified as equity at March 31, 2013, we had no similar liability at that date.  See Note 13— Warrants.

As of September 30, 2013, we also had an embedded derivative liability of $0.7 million relating to the embedded put option on the redeemable preferred stock held by Buffalo Management. This amount is included in other long-term liabilities on the balance sheet. The holder of this preferred stock may redeem their shares, in whole or in part, at any time following the three year anniversary of the date on which a minimum of 50,000 tonnes of potash has first shipped from our Holbrook Project.  We estimated the value of the derivative liability by using scenario analysis based on various assumptions including: discount rate, preferred stock redemption periods, mine life and potash prices.

Note 16—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated (unaudited, in thousands except for per share amounts):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to Prospect Global Resources Inc.	$(15,581)	$(13,945)	$(14,047)	$(17,266)	$(145,624)
Undeclared Preferred Stock Dividends	(160)	—	(160)	—	(160)
Net loss applicable to common shares for basic and diluted earnings per share	$(15,741)	$(13,945)	$(14,207)	$(17,266)	$(145,784)
Denominator
Weighted average number of common shares outstanding — basic	2,737	1,094	2,124	943	1,169
Dilution effect of restricted stock and warrants	—	—			—
Weighted average number of common shares outstanding — fully diluted	2,737	1,094	2,124	943	1,169
Basic and fully diluted loss per share of common stock	$(5.75)	$(12.74)	$(6.69)	$(18.31)	$(124.71)

Our outstanding warrants and options (described in Note 12 — Equity Based Compensation, Note 13 — Warrants and Note 14 — Stockholders’ Equity), were not included in the computation of Loss per Share above as to do so would have been antidilutive for the periods presented. These potentially dilutive warrants and options totaled 7,386,907 shares as of September 30, 2013.

Note 17—Commitments and Contingencies

The Karlsson Group Acquisition

In conjunction with the Karlsson Group Acquisition, we have the following commitments and contingencies:

a)             we are required to pay the Karlsson Group 2% of gross potash sales from any of our current or future acquired leases, licenses and permits,

b)             in the event of a sale, directly or indirectly, of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity on or prior to February 1, 2018, the Karlsson Group is entitled to15% of the net proceeds received from the transaction, capped at $75.0 million.

c)              in the event of any equity or debt offering completed by the Company while the Karlsson Note remain outstanding, we must place 50% of the net proceeds of the next $18.8 million of capital raised into escrow (for a total of $9.4 million), which funds may be released solely to fund specified development expenses for the Holbrook Project.

d)             in the event of any equity or debt offering completed by the Company while the Karlsson Note remain outstanding, we must pay the Karlsson Group 10% of the gross proceeds raised as a prepayment of the outstanding balance.

e)              We have agreed to compensate the Karlsson Group for any incremental income tax liabilities attributable to an increase in federal or state income tax rates over the tax rates that were in effect for 2012, such that they are made whole with respect to any such increase in tax liabilities. We also agreed to compensate the Karlsson Group for certain interest charges imposed on the deferred tax liabilities as a result of the application the “installment sale” rules of the Internal Revenue Code.

Royalties

In addition to the 2% royalty to the Karlsson Group, we have the following royalty or revenue interest commitments once we have production from our Holbrook Project:

•                  1% revenue interest to Buffalo Management;

•                  1% royalty interest to Grandhaven;

•                  Royalties of a sliding scale nature on gross sales from our private mineral estate sections;

•                  Royalties of a sliding scale nature on gross sales from our Arizona state sections, although no formal agreement has been made at his time.

Major Contractual Obligations

(amounts in thousands)	Less than 1-year		1-2 years		Thereafter	Total

Debt obligations*	2,328	*	166,805	*	—	169,133	*
Land and lease payment**	363		609		729	1,701

*Amounts include estimates of future interest and tax compensation to be incurred between now and the debt’s maturity.

**Amounts may change in the future as mineral leases are converted to mining leases.

The Apollo Notes

In the event of any equity or debt offering completed by the Company while the Apollo Notes remain outstanding, we have agreed to pay Apollo 10% of the gross proceeds raised as a prepayment of the outstanding principal.

Common Stock and Warrant Commitments

As of September 30, 2013, the Company had commitments to issue an additional 10,500 shares of our common stock and 400 warrants to purchase shares of our common stock in exchange for services under existing consulting contracts.  The 10,500 shares of common stock are due in quarterly increments of 1,500 shares each. We issued 1,500 shares subsequent to quarter end on October 5, 2013. The 400 warrants are due in monthly tranches of 200 immediately exercisable warrants, with each such warrant tranche having a five year term and a strike price equal to the most recent sales price of our common stock as reported on Nasdaq.  We issued the remaining 400 warrants subsequent to quarter end on October 1, 2013 and November 1, 2013 at strike prices of $3.06 and $2.34, respectively.

As part of our June 26, 2013 public offering, the participating investors received 856,798 Series B warrants with each Series B warrant entitling the holder thereof to purchase one additional share of our common stock and one additional warrant in exchange for $6.00 per Series B warrant.  As of September 30, 2013, 114,798 of these Series B warrants remained outstanding, all of which expired on November 1, 2013.

In September 2013, we issued the Very Hungry Parties 916,668 Series B warrants with each Series B warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional warrant in exchange for $6.00 per Series B warrant. As of September 30, 2013, all 916,668 of these Series B warrants remained outstanding.  These Series B warrants expire on January 9, 2014.  If exercised, each B Series warrant would result in the immediate issuance of one additional share of our common stock and one immediately exercisable Series A warrant having an initial exercise price of 6.00 per share and expiration date five years from the date of issuance.

As of September 30, 2013, we had 3,936,677 Series A warrants outstanding having full ratchet anti-dilution protection rights and another 1,787,171 warrants containing full ratchet protection rights to $3.50 per share.  In connection with our September 2013 capital raise completed at $4.05 per share, these full ratchet provisions resulted in the issuance of 1,650,348 new warrants having a strike price of $4.05 and expiration date five years from the issuance date.  It also lowered the strike price to $4.05 (from $6.00 and 7.20) on another 1,862,081 warrants. Additional expense was recognized for the additional full ratchet warrants that were issued on September 26, 2013, all of which were marked to market at the end of the quarter.

For warrants with full ratchet anti-dilution protection, any issuances of common stock (or securities exercisable into common stock) at a price below the exercise price of the warrants results in a reduction in the exercise price of the warrants to the new issuance or strike price and a corresponding increase in the number of warrants issued. For example, if an investor held 300 warrants with an exercise price of $4.00 and we issued new shares of common stock at $3.00 per share, the strike price on the warrants would be reduced to $3.00 and the investor would receive an additional 100 warrants with a $3.00 exercise price.

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

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of September 30, 2013, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect it and investors.

Note 18—Fair Value Measurement

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

The following tables present information about financial instruments recognized at fair value as of September 30, 2013 and March 31, 2013 and indicate the fair value hierarchy:

	September 30, 2013				March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Tax compensation*	—	17,629	—	17,629	—	6,226	—	6,226
Buffalo embedded derivative	—	—	650	650	—	—	—	—
Derivative warrant liability*	—	—	17,055	17,055	—	—	—	—
Total liabilities	$—	$17,629	$17,705	$35,334	$—	$6,226	$—	6,226

* Measured on a recurring basis (at least annually).

The estimated fair values of the Company’s debt (all non-recurring) are as follows:

	Carrying Value	Fair Value
	(In thousands)
September 30, 2013 (Level 3)	$127,532	$94,203
March 31, 2013 (Level 1)	$122,032	$112,110

The following table sets forth a summary of the qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial liabilities for the six months ended September 30, 2013:

Description	Valuation Technique	Unobservable Inputs
Grandhaven option	Discounted cash flow	Discount rate, future potash prices and mine life
Derivative warrant liability	Binomial-Lattice valuation model	Underlying price, exercise price, term, volatility and risk free interest rate
Indebtedness	Discounted cash flow	Discount rate
Buffalo preferred stock put option	Discounted cash flow	Discount rate, preferred stock redemption scenarios, future potash prices and mine life

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended September 30, 2013:

	Derivative Warrant Liability	Very Hungry Embedded Derivative	Buffalo Embedded Derivative
Balance at March 31, 2013	$—	$—	$—
Mark-to-market adjustment	17,055	—	—
Extinguishment — debt (net of amortization)	—	—	—
New instrument — initial valuation	—	2,900	650
Extinguishment — embedded derivative	—	(2,900)	—
Balance at September 30, 2013	$17,055	$—	$650

Note 19—Subsequent Events

Changes to our Board of Directors

On September 30, 2013 the Company’s board of directors appointed Reed Dickens and Daniel J. Neumann to its board of directors. On September 29, 2013, Conway Schatz resigned from the Company’s board of directors.  On October 1, 2013, Marc Holtzman and Zhi Zhong Qiu also resigned from the Company’s board of directors. Mr. Schatz’s, Mr. Holtzman’s and Mr. Qiu’s resignations were not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. Mr. Holtzman and Mr. Qiu joined the Company’s international advisory board alongside Gov. Gray Davis and Devon Archer.

Nasdaq delisting notice and appeal

On April 25, 2013, we received written notification from The Nasdaq Stock Market that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(2) because the market value of our listed securities had fallen below the $35 million minimum requirement for continued listing on the Nasdaq Capital Market for a period of at least 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days to regain compliance. Compliance can be achieved by meeting the $35 million minimum requirement for market value of listed securities for a minimum of 10 consecutive business days during the 180-day compliance period.  On October 23, 2013 we received written notification from The Nasdaq Stock Market that we had not regained compliance during that period and that our common stock would be delisted at the open of business on November 1, 2013.

We have appealed the delisting action to the Nasdaq Hearing Panel and have a hearing schedule for December 11, 2013. A hearing request stays the delisting pending the Panel’s decision, and our common stock will continue to be listed on The Nasdaq Stock Market during this time.  If our appeal is unsuccessful we intend to takes the necessary steps to have our common stock quoted on the OTC Bulletin or in the “Pink Sheets.”

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

History

Between January and November 2011, we invested $11.0 million dollars in AWP. The Karlsson Group contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, each for a 50% ownership interest in AWP.

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

Highlights for the Second Quarter 2013

Drilling

We commenced our phase 4 drilling program in early August 2013 and completed 17 holes by the middle of October.  This drilling program met our first development milestone under The Karlsson Group note and completed the drilling necessary for a definitive feasibility study.  We are currently awaiting the results of the assays and will incorporate these results into an updated NI 43-101 compliant resource report.

Permitting

On October 2, 2013, we received an Air Quality Control Permit (“Air Permit”) for the construction and operation of an underground potash mine and surface processing facilities from the Arizona Department of Environmental Quality (“ADEQ”). The Air Permit is for the emissions from a 2.2 million ton per annum, two train processing plant and related mine production as contemplated by the Company’s Preliminary Economic Assessment completed in December 2011. We are continuing to evaluate building only one of the two processing trains and related mine output with correspondingly reduced emissions as analyzed in the Company’s Pre-Feasibility Study.

Financing

We raised $3.0 million through the issuance of 742,000 shares and 2,945,098 five-year warrants with each warrant having full ratchet anti-dilution protection and an exercise price of $4.05. The issued warrants were comprised of 1,294,750 warrants issued in conjunction with the shares and 1,650,348 warrants issued in connection with the full ratchet anti-dilution protection provisions in already outstanding warrants. This raise was achieved by reducing the exercise price on the outstanding Series B warrants from $6.00 to $4.05 and increasing the number of Series A warrants received for each Series B warrant exchanged from 1.0 to 1.75. These funds will be used for our drilling program, continue development of a definitive feasibility study, mandatory debt payments and ongoing operating expenses.

Reverse Stock Split

At our annual meeting on August 30, 2013 our shareholders approved up to a 50 for 1 reverse stock split.  Following Board approval, a 50 for 1 reverse stock went into effect on September 4, 2013.  This reverse stock split brought us into compliance with Nasdaq’s minimum share price requirement.

Sources and Uses of Funding

Since inception we have raised approximately $107.4 million.  These funds have been spent on the following:

•                  $35.0 million to the Karlsson Group for the buyout of their ownership interest in AWP

•                  $11.0 million for financing and capital raising activities

•                  $33.4 million for project development activities composed of the following:

•                  $13.2 million for engineering and rock mechanics

•                  $8.8 million for drilling and wireline services

•                  $2.3 million to landowners under the potash sharing agreement

•                  $3.2 million for legal and permitting activities

•                  $5.9 million for other development activities such as surface rights, geology work and resource estimation and modeling

•                  $3.7 million for public company expenses

•                  $4.9 million for consultants and advisors, including $2.4 for Sichuan success fee

•                  $6.7 million for corporate legal

•                  $9.8 million for base company fees including salaries and benefits, office rents, travel, insurance and other

•                  $2.9 million cash and restricted cash available at September 30, 2013

Liquidity and Capital Resources

Current cash position

As of November 13, 2013, we had approximately $0.6 million available for general corporate purposes. We have a $1.2 million payment due to the Karlsson Group on November 15, 2013. We are trying to raise additional money to make this payment and avoid defaulting on our debt with the Karlsson Group. In addition to the November payment, we have a $1.2 million payment due to the Karlsson Group on February 10, 2014.

Summary of Indebtedness

As of September 30, 2013 our total indebtedness was $152.6 million comprised of the following:

	September 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Karlsson senior secured note*	$117,472	$115,282
Apollo unsecured notes	6,750	6,750
Tax compensation on Karlsson senior secured note	17,629	6,226
Accrued Interest on Karlsson and Apollo Notes	10,742	7,229
Total debt and tax compensation	152,593	135,487

* Excludes debt discount as required by GAAP and reflected an our face financials

Our debt to the Karlsson Group, including principal, accrued interest and compensation for tax matters, totaled approximately $145.4 million at September 30, 2013 and is secured by substantially all our assets. A default on the Karlsson Group debt would make the entire amount immediately due and payable and also cause a cross-default on our $7.2 million of debt with Apollo. If we are unable to raise sufficient funds or receive a waiver for such payment from the Karlsson Group before November 15, 2013, we anticipate that we would voluntarily file for bankruptcy protection rather than permit the Karlsson Group to initiate foreclosure proceedings.

If the Karlsson Note is outstanding on January 1, 2014 or January 1, 2015, we estimate that would owe additional tax compensation of $1.2 million each on February 10, 2014 and 2015, respectively, assuming no changes in current tax rates. We will recognize the additional expense n the financial statements on January 1 of each year until the note is paid off. The note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. The note is secured by substantially all of our assets and by (a) a parent guaranty for us and (b) a pledge by us of 100% of the shares of our wholly owned subsidiaries.

The Karlsson Note bears interest at 9% annually with interest compounded quarterly and paid in-kind by automatically increasing the principal of the note. The Apollo Notes bear interest at 11% per annum. The final maturity date of the notes is the earlier of 12 months following completion of our DFS or July 1, 2015.

If we are able to avoid defaulting on our debt, we will continue our capital raising and debt restructuring efforts. Our continuation as a going concern is dependent upon our efforts to raise additional capital to meet operational, mine development and corporate requirements. As disclosed within these financial statements, the capital necessary to meet these requirements is substantial and will require the issuance of additional debt and/or equity securities.  These requirements and the potential lack of available funding raise substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Debt covenant requirements

We are required to deposit 50% of the net proceeds of the next $18.8 million of capital we raise (for a total of $9.4 million) into escrow, which funds may be used solely to fund drilling and the Holbrook Project development. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

We are required to meet the following development milestones:

(i)                                   Complete total depth on at least eight wells on or before November 1, 2013, (Completed)

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

If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note.  The Karlsson Note is secured by all of our assets.

Going concern

The continuing operation of the Company as a going concern is dependent upon the efforts of the Company to raise additional capital and meet operational, mine development and corporate requirements. As disclosed within these financial statements, the capital required to meet these requirements is substantial and will require the issuance of additional debt and/or equity securities. These requirements and the potential lack of available funding raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flow Summary

The following summarizes our cash flows for the six months ended September 30, 2013 and since inception:

	Six Months Ended September 30, 2013 (in thousands)	Cumulative from August 5, 2010 (Inception) through September 30, 2013 (in thousands)
	(unaudited)	(unaudited)
Net cash used in operating activities	$(3,810)	$(33,169)
Net cash used in investing activities	(6,807)	(28,687)
Net cash provided by financing activities	12,107	64,370
Increase in cash and cash equivalents	$1,490	$2,514

Cash flows used in operating activities

Our cash used in operating activities was approximately $3.8 million during the six months ended 2013 which was mainly for the ongoing general and administrative expenses of the company such as salaries, public company expenses and legal fees.  Legal fees paid during the six months ended September 30, 2013 totaled $2.1 million.

Cash flows used in investing activities

Our cash used in investing activities was approximately $6.8 million during the six months ended September 30, 2013 and consisted of the following:

•      $2.3 million for drilling and associated support services;

•      $1.5 million was paid to landowners in the Holbrook Basin under our potash sharing agreement;

•      $1.1 million for capitalized development costs such as salaries, equity compensation and other support activities;

•      $0.7 million for permitting related activities;

•      $0.5 million for engineering work;

•      $0.4 million included in restricted cash at September 30, 2013; and

•      $0.3 million for acquisition of services rights and payments of land and mineral options

Cash flows provided by financing activities

Our financings activities provided cash of $12.1 million consisting of the $5.0 million in proceeds received in May in exchange for the notes held by Very Hungry LLC and the Scott Reiman 1991 trust, the $4.1 million in net proceeds received from our June 2013 public offering and $3.0 million from the exercise of Series B warrants in September 2013.

Operating Results for the Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012.

Revenue

For the three months ended September 30, 2013 and 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended September 30, 2013 and 2012 was nil for each period. For the three months ended September 30, 2013 and 2012, $0.4 and $3.2 million, respectively, were capitalized as development costs in mineral properties that would have been considered exploration expense had we not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expenditures, prior to capitalization considerations, for the three months ended September 30, 2013 and 2012 were comprised of the following:

	Three Months Ended	Three Months Ended
	September 30, 2013 (in thousands)	September 30, 2012 (in thousands)
	(unaudited)	(unaudited)
Salaries and benefits	$712	$1,072
Office, travel and other	388	1,271
Legal, accounting and insurance	763	1,553
Management fees, consulting fees and board compensation	125	1,113
Equity compensation	274	4,619
Total G&A before capitalization	$2,262	$9,628
Amounts capitalized as development costs to mineral properties	$(360)	$(3,168)
G&A per Statement of Operations	$1,902	$6,460

Salaries and benefits expenses decreased by approximately $0.4 million over the prior period due to reductions in employee head count over the prior period.

Office, travel and other expenses decreased by approximately $0.8 million over the prior period due to significantly lower spending on travel, marketing, market research and public relations expenditures.

Legal, accounting and insurance expenses decreased by approximately $0.8 million over the prior period due to significant reductions in legal services and transactions.

Management fees, consulting fees and board compensation expenses decreased by approximately $1.0 million over the prior period primarily due to fees paid for the termination of a consulting contract in August of 2012.

Equity compensation expenses decreased by approximately $4.3 million over the prior period as most of the stock options from our July 1, 2012 grants had fully vested by the start of the current quarter, and therefore no additional expense was recognized after vesting.  Equity compensation is recognized ratably over the vesting period, in most cases one year.

Rental expenses of approximately $64,000 and $56,000 were incurred for the three months ended September 30, 2013 and 2012, respectively.

Warrant Expense

During the quarters ended September 30, 2013 and 2012 we issued 5.8 million and 0.1 million new warrants resulting in $1.8 million and $5.6 million warrant expense, respectively.  This difference in expense is primarily due to warrant duration, exercise price and the trading price of our common stock on the issuance date.

Derivative Gains/Losses

During the quarter ended September 30, 2013, we recorded a $0.7 million derivative loss associated with the embedded put option in the redeemable preferred stock issued to Buffalo Management. This option entitles the holder to redeem the shares, in whole or in part, at any time following the three year anniversary of the date on which a minimum of 50,000 tonnes of potash has first shipped from our Holbrook Project. Additionally, we recorded a $0.7 million loss associated with our fundraising efforts. No derivative gains or losses were incurred for the quarter ended September 30, 2012.

Gain or Loss on Extinguishments

We incurred a loss of $1.7 million during the quarter ended September 30, 2013 related to the extinguishment and conversion of various liabilities as described below.

Karlsson Group

During the September 2013 quarter end, we recognized a loss of $0.1 million associated with the restructuring of the Karlsson Note, completed on September 13, 2013. The loss was for reimbursement of legal fees paid for the restructuring.

Very Hungry and Reiman Trust Debt Extinguishment and Preferred Stock Exchange

On July 10, 2013 we exchanged the $5.5 million unsecured convertible notes to Very Hungry, LLC and The Scott Reiman 1991 Trust for 5.5 million shares of preferred stock with a liquidation value of $5.5 million.  This exchange resulted in the recognition of a $2.1 million loss from the write off of the remaining debt discount that was recorded on issuance of the convertible notes.

Buffalo Management Revenue Interest Exchange

Under the Karlsson agreements, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties. In order to achieve this result, we negotiated with Buffalo to reduce our revenue interest to Buffalo from 2% to 1%.  On August 14, 2013, we compensated Buffalo Management for its relinquishment of this revenue interest with 15.0 million shares of our redeemable preferred stock and warrants to purchase 1,005,283 shares of our common stock at $7.20 per share, expiring on August 13, 2018.  At June 30, 2013, we recorded a liability for the anticipated value of the 1% revenue interest. When this agreement was finalized we recorded a gain of $0.5 million for the change in fair value of the warrants as originally estimated at quarter-ended June 30, 2013.

Interest Expense

Net interest expense for the three months ended September 30, 2013 totaled $8.2 million, most of which related to interest on the Karlsson Note, the Apollo Notes and the Very Hungry and Reiman Trust Notes and debt discount amortization of $5.0 million. Net interest expense for the three months ended September 30, 2012 was nil.  No cash interest was paid during the quarter.

Operating Results for the Six Months Ended September 30, 2013 compared to Six Months Ended September 30, 2012.

Revenue

For the six months ended September 30, 2013 and 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the six months ended September 30, 2013 and 2012 was nil for each period. For the six months ended September 30, 2013 and 2012, $1.1 million and $4.1 million, respectively, were capitalized as development costs in mineral properties that would have been considered exploration expense had we not been able to capitalize these costs.

General and Administrative Expense (“G&A”)

General and administrative expenditures, prior to capitalization considerations, for the six months ended September 30, 2013 and 2012 were comprised of the following:

	Six Months Ended	Six Months Ended
	September 30, 2013 (in millions)	September 30, 2012 (in millions)
	(unaudited)	(unaudited)
Salaries and benefits	$1,540	$2,211
Office, travel and other	774	1,789
Legal, accounting and insurance	1,617	3,494
Management fees, consulting fees and board compensation	250	1,330
Equity compensation	1,586	5,063
Total G&A before capitalization	$5,767	$13,887
Amounts capitalized as development costs to mineral properties	$(1,076)	$(4,099)
G&A per Statement of Operations	$4,691	$9,788

Salaries and benefits expenses decreased by approximately $0.7 million over the prior period due to reductions in employee head count.

Office, travel and other expenses decreased by approximately $1.0 million over the prior period due to significantly lower spending on travel, marketing, market research and public relations expenditures.

Legal, accounting and insurance expenses decreased by approximately $1.9 million over the prior period due to significant reductions in the use of legal services and transactions.

Management fees, consulting fees and board compensation expenses decreased by approximately $1.1 million over the prior period primarily due to fees paid for the termination of a consulting contract in August of 2012.

Equity compensation expenses decreased by approximately $3.5 million over the prior period as most of the stock options from our July 1, 2012 grants had fully vested by the start of the current quarter, and therefore no additional expense was recognized after vesting.  Equity compensation is recognized ratably over the vesting period, in most cases one year.

Rental expenses of approximately $124,000 and $80,000 were incurred for the three months ended September 30, 2013 and 2012, respectively.

Warrant Expense

During the six months ended September 30, 2013 and 2012 we issued 6.8 million and 0.2 million new warrants resulting in $5.1 million and $5.6 million warrant expense, respectively.  This difference in expense is primarily due to warrant duration, exercise price and the trading price of our common stock on the issuance date.

Derivative Gains/Losses

During the six months ended September 30, 2013, we recognized a derivative gain of $1.5 million composed of a $2.9 million gain offset by a $1.4 million loss. The $2.9 million derivative gain related to the embedded conversion options included in the Very Hungry and Reiman Trust Notes.  These conversion options were tied to our previously announced investor rights offering on May 22, 2013 and when this investor rights offering was subsequently terminated on June 17, 2013 we recognized a gain equal to the fair value of these conversion options. We also realized a $0.7 million derivative loss as a result of the put option on the Buffalo Management redeemable preferred stock.  The holder of the redeemable preferred stock may redeem the shares, in whole or in part, at any time following the three year anniversary of the date on which a minimum of 50,000 tonnes of potash has first shipped from our Holbrook Project. The additional $0.7 million derivative loss was associated with our fundraising activities. No derivative gains or losses were incurred for the six months ended September 30, 2012.

Gain or Loss on Extinguishments

We incurred a gain of $11.4 million during the six months ended September 30, 2013 related to the extinguishment and conversion of various liabilities as described below.

Karlsson Group

During the six months ended September 30, 2013, we recognized a gain of $13.0 million associated with the three restructurings of the Karlsson Note, completed on April 15, 2013, June 26, 2013 and September 16, 2013, respectively. In accordance with applicable guidance, the Company accounted for these restructurings as a debt extinguishment in that the restructured debt met the requirements for having a substantially different debt instrument following the completion of the restructurings.  As the initial restructuring resulted in extinguishment accounting and the subsequent modifications were not significant according to accounting rules (less than 10%) and the modifications occurred within one year of the initial modification, we have charged the additional $0.1 million applicable expenses to the loss on restructurings during the current quarter. The components of this gain consisted of the following:

Gain on extinguishment (in thousands)
(unaudited)
Additional consideration - 1% royalty	$9,200
Additional consideration - tax compensation	11,403
Additional consideration - warrant consideration	400
Fees paid to the Karlsson Group*	400
Fees paid to the Karlsson Group**	100
Change in the fair value of the Karlsson Note	(34,528)
Net gain on debt extinguishment	$(13,025)

*   Legal fees reimbursed to the Karlsson Group for the debt restructurings in April and June 2013 (Q1)

** Legal fees reimbursed to the Karlsson Group for debt restructuring in September 2013.

Very Hungry and Reiman Trust Debt Extinguishment and Preferred Stock Exchange

On July 10, 2013 we exchanged the $5.5 million unsecured convertible notes to the Very Hungry and Reiman Trust for 5.5 million shares of preferred stock with a liquidation value of $5.5 million.  This exchange resulted in the recognition of a $2.1 million loss from the write off of the remaining debt discount that was recorded on issuance of the convertible notes.

Buffalo Management Revenue Interest Exchange

Under the Karlsson agreements, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties. In order to achieve this result, we negotiated with Buffalo to reduce our revenue interest to Buffalo from 2% to 1%.  On August 14, 2013, we compensated Buffalo Management for its relinquishment of this revenue interest with 15.0 million shares of our redeemable preferred stock and warrants to purchase 1,005,283 shares of our common stock at $7.20 per share, expiring on August 13, 2018.  At June 30, 2013, we recorded a liability for the anticipated value of the 1% revenue interest. When this agreement was finalized we recorded a gain of $0.5 million for the change in fair value of the warrants as originally estimated at quarter-ended June 30, 2013.

Interest Expense

Net interest expense for the six months ended September 30, 2013 totaled $16.6 million, most of which related to interest on the Karlsson Note, the Apollo Notes and the Very Hungry and Reiman Trust Notes and discount amortization of $8.8 million. Net interest expense for the six months ended September 30, 2012 was nil.  No cash interest was paid during the six months ended September 30, 2013.

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

The forward-looking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forward-looking statements in this quarterly report on Form 10-Q and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to: future demand for and supply of potash; our plan to capitalize on potash demand; our plan to convert our mineral resources into mineral reserves; the environmental and permitting process, preliminary mine design and anticipated completion of a definitive feasibility study; our plan of exploration; the economic and legal viability of a potash mine in the Holbrook Basin; future sales of state leases and permits; our ability to raise capital; funding the approximately $145.4 million we owe to the Karlsson Group, Inc., which amount will increase as interest is accrued and potential tax compensation payments are incurred; funding the approximately $7.2 million we owe to affiliates of Apollo Global Management, LLC; our ability to further implement our business plan and generate revenue; our ability to satisfy the requirements and successfully execute on the commercial arrangement set forth in the potash supply agreement we have entered into with Sichuan Chemical Industry Holding (Group) Co., Ltd.; our anticipation of investing considerable amounts of capital to establish production from our mining project in the Holbrook Basin in Arizona; our anticipation of our ability to identify mineral reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated capital and operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; compliance with and impact of laws and regulations; impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2013.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                         Defaults Upon Senior Securities

For a discussion on the avoidance of potential defaults during the quarter-ended September 30, 2013, we hereby incorporate by reference our Financial Statements Note 9-Debt and Tax Compensation on Debt under the Karlsson Note and related agreements.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

Exhibit No.	Description of Exhibit

4.1	Certificate of Designation of Senior Mandatorily Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).

4.2	Certificate of Designation of Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.6 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

4.3	Warrants Issued to Buffalo Management LLC (incorporated herein by reference to Exhibit 4.7 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

4.4	Amendment to Second Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on September 4, 2013).

4.5	Form of Series B-1 Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on September 26, 2013).

10.1

Note Exchange and Subscription Agreement with Very Hungry LLC and Scott Reiman 1991 Trust (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).

10.2

Preferred Stock and Warrant Subscription Agreement with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.30 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.3	Warrants Amendment with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.31 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Second Amended and Restated 2011 Employee Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 4, 2013).

10.5	Second Amended and Restated 2011 Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 4, 2013).

10.6	Third Amendment to Senior First Priority Secured Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 10, 2013).

10.7	Reaffirmation of Loan Documents (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 10, 2013).

10.8	Third Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.9	Amendment to Membership Interest Purchase Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.10	Fourth Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.11	Third Amendment to Escrow Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.12	Letter of Intent with Sichuan Chemical Industry Holding (Group) Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 19, 2013).

10.13	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 26, 2013).

10.14	Waivers from Apollo Global Management affiliates (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 26, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: November 13, 2013	By:	/s/ Damon Barber
Damon Barber,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gregory Dangler
Gregory Dangler,
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Certificate of Designation of Senior Mandatorily Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).

4.2	Certificate of Designation of Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.6 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

4.3	Warrants Issued to Buffalo Management LLC (incorporated herein by reference to Exhibit 4.7 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

4.4	Amendment to Second Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on September 4, 2013).

4.5	Form of Series B-1 Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on September 26, 2013).

10.1

Note Exchange and Subscription Agreement with Very Hungry LLC and Scott Reiman 1991 Trust (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on July 10, 2013).

10.2

Preferred Stock and Warrant Subscription Agreement with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.30 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.3	Warrants Amendment with Buffalo Management LLC (incorporated herein by reference to Exhibit 10.31 to the Issuer’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Second Amended and Restated 2011 Employee Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 4, 2013).

10.5	Second Amended and Restated 2011 Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 4, 2013).

10.6	Third Amendment to Senior First Priority Secured Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 10, 2013).

10.7	Reaffirmation of Loan Documents (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 10, 2013).

10.8	Third Extension Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.9	Amendment to Membership Interest Purchase Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.10	Fourth Amendment to Karlsson Group Note (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.11	Third Amendment to Escrow Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on September 16, 2013).

10.12	Letter of Intent with Sichuan Chemical Industry Holding (Group) Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 19, 2013).

10.13	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on September 26, 2013).

10.14	Waivers from Apollo Global Management affiliates (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on September 26, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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