Form 10-K/A
period 2013-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2014-02-12
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of February 12, 2014, 4,940,456 shares of the registrant’s common stock were issued and outstanding.  These share amounts reflect the September 4, 2013 1-for-50 reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

None

Prospect Global Resources Inc.

(An Exploration Stage Company)

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2013 and subsequently amended by Amendment No. 1 on July 29, 2013, (our “Form 10-K” and, together with Amendment No. 1 and this Amendment, the “Annual Report”). This Amendment is being filed to amend and restate the annual consolidated financial statements for the fiscal years ended March 31, 2013 and 2012 in order to (i) reverse stock compensation related to unvested stock option awards for former employees and board members, (ii) expense certain costs that had been previously capitalized and (iii) remove all references to us being a development stage company. Accordingly, we have amended the audited annual consolidated financial statements contained in Item 15 of Part IV and made corresponding changes to the financial information disclosure contained in Items 6, 7 and 8 of Part II. We have also added a new note, Note 19, to our consolidated financial statements to show the adjustments that have been made to the consolidated financial statements as a result of this restatement.

Pursuant to Item 302(a)(2) of Regulation S-K, Note 19 includes restated, unaudited, consolidated financial information for the interim periods ended June 30, 2012, September 30, 2012 and December 31, 2012. This supplemental information identifies each financial statement line item affected for those periods. We have also amended the quarterly supplemental financial information appearing in Item 8 of Part II.

Additionally, all common share amounts and computations using such amounts in this Amendment have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

As a result of this restatement, management has re-evaluated and amended its conclusions regarding disclosure controls and procedures and internal control over financial reporting as contained in Item 9A of Part II.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed, and new Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward- looking statements.

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

Items 1. & 2. Business and Properties

Overview

We are an exploration stage company engaged in the exploration of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. The Holbrook Project consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona, along the southern edge of the Colorado Plateau.

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

•            Complete a definitive feasibility study to establish proven and probable reserves;

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

•            Build early partnerships and sales arrangements with key customers such as the potash supply agreement we entered into with Sichuan Chemical during the latter part of 2012.

The realization of our investment in the Holbrook Project is dependent upon various factors, including but not limited to, our ability to obtain the necessary financing to continue the exploration of the Holbrook Project in order to meet the development milestones in the timeframes required pursuant to our recently restructured senior debt with The Karlsson Group completed on June 26, 2013. To the extent we are unable to raise sufficient funds to allow for completion of these development milestones within the timeframes required under the restructured Karlsson debt, The Karlsson Group could declare us to be in default, causing all of our then outstanding debt to be immediately due and payable and allowing The Karlsson Group to foreclose on their collateral. The terms of the restructured Karlsson debt also limit the amount and terms of new debt we can incur, all of which must be subordinated to The Karlsson debt.  These debt restrictions will make raising capital to meet the development milestones and to fund our operations more difficult.  Refer to Note 18 — Subsequent Events of the accompanying consolidated financial statements.

Our current cash situation has slowed our progress on the Holbrook Project. Our forecasted cash requirements for the next 12 months include meeting the Karlsson senior debt development milestones which requires significant expenditures for the further exploration of the Holbrook Project. This indicates the existence of a material uncertainty that has raised substantial doubt about the Company’s ability to continue as a going concern as the Company’s ability to continue and meet its obligations is dependent on the Company raising additional equity or debt financing. If we cannot raise the capital required for further exploration of the Holbrook Project, this will result in the delay or indefinite postponement of further exploration work and the potential loss of our interests in the Holbrook Project.

We have not yet generated any operating revenue and we anticipate that we will continue to incur significant operating and exploration costs without realizing any revenues for the foreseeable future. We incurred a net loss of $79.9 million for the 12 months ended March 31, 2013 and had a working capital deficit of $144.7 million as of March 31, 2013.

History

Between January and November 2011, we invested $11.0 million dollars in AWP while The Karlsson Group contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, each for a 50% ownership interest in AWP.

In July 2011, AWP entered into a Potash Sharing Agreement (“Sharing Agreement”) covering 101 private mineral estate sections and related mineral leases on approximately 62,000 acres adjacent to or in close proximity to AWP’s existing mineral rights in the Holbrook Basin.

On May 30, 2012, we entered into an agreement with The Karlsson Group to acquire the 50% of AWP that we did not already own for an aggregate purchase price of $150.0 million, before consideration of the warrants and other potential contingent payments.

On August 1, 2012, we closed The Karlsson Group Acquisition, at which time we assumed full ownership of AWP.

Our Properties

Location and Access  The Holbrook Project area is located within the Holbrook Basin and is situated entirely within Apache County in northeastern Arizona.  The Holbrook Project has good access to highways and other transportation. It is bounded on the north by Interstate Route 40 (I-40) can be accessed by via county roads from I-40. Secondary and ranch roads allow all-weather access to most locations in the area. All locations not accessible via existing roads can be accessed by either four-wheel drive or all-terrain vehicles. The BNSF Railway transects the northern part of the Holbrook Project area.  The Holbrook Project is surrounded by the Navajo Reservation to the north and north-east, some Apache and Hopi Reservation grounds to the south, and the Petrified Forest National Park to the west.

Climate and Topography  The Holbrook Project is located in a high desert, semi-arid region. Weather patterns are characterized by relatively dry conditions with hot spring, summer, and fall temperatures ranging from 52°F to 93°F, and cool winter temperatures ranging from 18°F to 63°F. The area experiences two rainy seasons, both occurring in the winter. The regional lands and limited vegetation consist of minor salt cedar and scrub grasses and are generally flat with minor low-lying rolling hills. The land supports ranching, light industry and areas of historical mining.

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

We hold the mineral rights to 101 sections covering approximately 61,661 acres that were privately owned by third parties, own mineral rights in fee on 8 sections covering approximately 5,107 acres and hold exploration permits from the Arizona State Land Department, or ASLD, on 38 sections covering approximately 23,206 acres.

Legend
Proposed 2012 Drilling
2011 Drilling
Potash Zero Edge
Permian Salt Zero Edge
Township Outline
Current Park Boundary
Park Expansion Area
AWP Leases
Un-leased Arizona State Land Dept. Holdings
Native Lands
Road
Rail Line
0 5 10 15 20 km
0 2 4 6 8 10 12 Miles
Petrified Forest
Edge of Permian Salt
Holbrook
Navajo County
Apache County
AWP-20
AWP-19
AWP-24
AWP-25
AWP-27
AWP-17
AWP-17A
AWP-16
AWP-23
AWP-22
AWP-15
KG-14
KG-13
KG-12
KG-9
KG-10
KG-8
KG-5
KG-6
KG-1
KG-4
KG-2
KG-3
Edge of Potash
N
Utah
Colorado
Nevada
UNITED STATES
Arizona
Las Vegas
Kingman
Flagstaff
California
Map Area
Phoenix
Tucson
New Mexico
MEXICO
250 km
Arizona
HOLBROOK BASIN
LOCATION MAP
& LAND HOLDINGS
North Rim
American West Potash
Drawn by:
Checked by:
Approved by: NA
Revision: June 18, 2012
File No.:
Date: June 7, 2012
Scale: 1:375,000

Privately Leased Sections  We obtained our mineral rights to the 101 privately owned sections covering approximately 61,661 acres in July 2011 by entering into a Potash Sharing Agreement, or PSA, with the private parties that own the mineral interests and/or royalties on these sections.  We were required to make a lump sum payment following completion of our initial resource report and a lump sum payment following the submission of our application for a mineral lease from the State of Arizona, and have made both payments.  We are required to make annual rent payments of $30,000 on January 1st of each year.

Once in production, we will be required to make royalty payments based on gross sales of potash extracted from these sections. The royalty payments will be on a sliding scale based on the average potash prices received and in no event shall the royalties, as a percentage of gross sales, be less than the rates we pay to the State of Arizona for potash mined on state lands.  The term of this agreement is indefinite so long as mineral operations are conducted on a continuous basis from these sections.

Mineral operations shall be deemed “conducted on a continuous basis” unless and until the earlier of: (i) a period of one hundred eighty (180) consecutive days elapses in which no development, mining or processing operations are conducted. (ii) we, in our sole discretion, decide to abandon the development of any facilities necessary for the extraction, processing, and sales of potash.

Our counter parties have the right to terminate the PSA if (i) we fail to make any payments under the PSA but only after written notice and providing a 10-day cure period, (ii) production of potash has not commenced by July 27, 2018 or (iii) there has been a bankruptcy filing by or against us.

Fee Sections  We own the mineral rights in fee on 8 sections covering approximately 5,107 acres.

Arizona State Land Sections  We hold exploration permits from the ASLD on 38 sections covering approximately 23,206 acres.  These exploration permits are renewable for one year terms for up to five years in total. We are required to make minimum exploration expenditures or annual leasehold payments of $20 per acre to the Arizona State Land Department. We have four exploration permits expiring in 2014 and the remainder expiring in 2015.

In February 2013 we submitted our application to the ASLD to convert our exploration permits into mineral leases and are progressing the conversion process. As part of the granting of a mineral lease the State of Arizona will impose a royalty regime on any potash mined from state lands. We expect our royalty rates to be consistent with other mining royalty rates in Arizona.

Surface Agreements  We have surface use agreements with various parties requiring annual payments of approximately $85,535.

Other Royalties or Burdens  In addition to the royalties described above (i) under the PSA for privately held sections and (ii) to be determined by the State of Arizona in conjunction with the issuance of our mineral lease, we have (iii) royalties for 3% of the gross potash sales received by AWP and (iv) 1% of all gross revenues received by Prospect Global Resources, Inc.

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

Exploration  During calendar year 2011, we completed approximately 70 miles of 2D seismic testing and the drilling and coring of 12 holes. This was combined with the historic information from approximately 58 holes in our project area, the results of which were used to delineate the potash potential on our acreage. During calendar year 2012, we completed the drilling of an additional 16 holes. During calendar year 2013 we completed the drilling of 17 holes. As part of our project exploration work, in 2011 we engaged third party technical consultants i) to complete a NI 43-101 mineral resource estimate, which was updated in August 2012, and ii) to prepare a PEA. In 2013, we engaged a third party technical consultant to prepare a pre-feasibility study on the Holbrook Project. We believe we have completed the drilling necessary to complete a DFS and no further drilling is currently planned.

Our Resource Calculation, PEA and pre-feasibility study are preliminary in nature and mineral resources are not mineral reserves and have not demonstrated economic viability. The resource estimate, as updated, has not estimated any mineral reserves for the Holbrook Project and there is no certainty that the estimates in the resource estimate, as updated, will be realized. As defined by SEC Industry Guide 7, our resource currently does not meet the definition of proven or probable reserves and further studies that demonstrate the economic viability of the project must be completed, and necessary permits and additional property rights must be obtained. See “Cautionary Note to Investors Regarding Mineral Disclosures” and “Risk Factors” contained in elsewhere herein this Annual Report on Form 10-K/A.

Off-take Agreement

In October 2012, we signed a 10-year potash supply agreement with Sichuan Chemical, a large state owned Chinese chemical company, pursuant to which Sichuan will purchase at least 500,000 tonnes of potash from us per year on a take or pay basis. Other key terms of this agreement include:

•                  Sichuan holds an option to purchase up to an additional 500,000 tonnes of potash per annum during each year of the agreement;

•                  Sichuan has the exclusive rights to sell and distribute potash in the People’s Republic of China on our behalf; and

•                  Sichuan may terminate the agreement if we have not produced and sold an aggregate of 100,000 tonnes of potash from the Holbrook Basin in a 45 consecutive day period by December 31, 2015. We will not meet this condition by December 31, 2015.

Permitting

Air Quality Control Permit  In February 2013, we submitted our application for the Air Quality Control permit to the Arizona Department of Environmental Quality (“ADEQ”).  In September 2013, we received an Air Quality Control Permit to construct and operate a 2.2 million ton per year potash mine.

Mineral Lease Application  We have submitted our Mineral Development Report to the Arizona State Land Department (“ASLD”) to convert certain ASLD exploration permits to mineral leases.  The ASLD is currently reviewing the application.

Governmental Regulation and Environmental, Health and Safety

We must obtain numerous governmental, environmental, mining and other licenses, permits and approvals authorizing our operations. The three most critical are:

(i)                                     Air Quality Control Permit (received)

(ii)                                  conversion of our exploration permits to mineral leases (application submitted)

(iii)                               Aquifer Protection Permit (expected to complete in 2014)

Our existing state exploration permits require us to post reclamation bonding of $65,000 in order to drill on state lands and make minimum exploration expenditures or annual leasehold payments of $20 per acre to the Arizona State Land Department. If we commence production on these leases, we will then be required to make royalty payments based on the revenue generated by the potash we produce from the leased land. Our royalty rates will be determined in conjunction with the conversion of our exploration permits to mineral leases. We expect our royalty rates to be consistent with other mining royalty rates in Arizona.

In addition, we hold mineral rights for land that is within the expanded boundaries of the Petrified Forest National Park. We have no plans to drill or develop these holdings at the present time. Future development of these mineral rights will require working closely with both the State of Arizona and park officials.

Our activities subject us to an evolving set of federal, state and local health, safety and environmental, or HSE, laws that regulate or propose to regulate surface disturbance, air and water quality impacts and safety procedures followed by our employees. Upon commencement of potash production, we will also need to comply with laws that regulate or propose to regulate our mining activities, including the management and handling of raw materials, disposal, storage and management of hazardous and solid waste, the safety of our employees and post-mining land reclamation.

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

Market Conditions and Trends

Fertilizers serve a fundamental role in global agriculture by providing essential crop nutrients that help sustain both the yield and the quality of crops. The three primary nutrients required for plant growth are nitrogen, phosphate, and potassium, and there are no known substitutes for these nutrients. A proper balance of each of the three nutrients is necessary to maximize their effectiveness.

Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium helps regulate plants’ physiological functions and improves plant durability, providing crops with protection from drought, disease, parasites, and cold weather. Unlike nitrogen and phosphate, the potassium contained in naturally-occurring potash does not require additional chemical conversion to be used as a plant nutrient.

Potash demand depends primarily on the demand for fertilizer, which is based on the total planted acreage, crop mix, soil characteristics, fertilizer application rates, crop yields and farm income. Each of these factors is affected by current and projected grain stocks and prices, agricultural policies, improvements in agronomic efficiency, fertilizer application rates and weather.

The estimated worldwide annual capacity of potash production is now in excess of recent annual demand and it is expected that this supply surplus will continue for the next few years; although this excess capacity is generally held by larger, more well-established producers that have a history of managing production levels to more closely meet worldwide demand.

We believe the long-term demand for potash remains positive and will be driven by the continued growth in emerging economies, a growing global population and the upgrading of diets worldwide amongst the growing middle class. Specifically, we believe that as the emerging markets grow and the members of their middle classes increase, the diet of this increasingly affluent population will change and drive demand for more agricultural products. This incremental demand on the agricultural industry will translate, in our opinion, into a sustained increase in demand for potash and fertilizer generally.

Competitive Business Conditions

Once we have production, we will sell into commodity markets and compete based on the delivered price of potash, timely service, reliability of supply, and product quality. Products must maintain particle size and potassium oxide (“K2O”) content benchmarks in order to compete effectively.

We will compete primarily with much larger potash producers, principally Canadian producers and, to a lesser extent, producers located in Russia, Chile, Germany, and Israel. As a smaller producer, we will seek to maintain an advantage through customized and timely service for our customers, and a focus on the markets in which we have a transportation cost advantage.

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

We have received two extensions under the Karlsson Note since its inception as we were not able to meet the requirements under the original agreement and the First Extension Agreement. Under the terms of the Second Extension Agreement, we are required to meet the following development milestones: (i) complete total depth on at least eight wells on or before November 1, 2013, (ii) deliver a completed and updated final NI 43-101 resource report on or before February 1, 2014, (iii) deliver completed metallurgical and rock mechanic test work results that will be used to complete the mine and processing plant designs for the definitive feasibility study on or before June 1, 2014 and, (iv) deliver a completed and published definitive feasibility study on or before December 31, 2014. There can be no assurance that we will be able achieve these development milestones. We are also required to place 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow for Holbrook Project expenses. Two million dollars of the proceeds we received from our recent $5.0 million public offering (refer to Note 18— Subsequent Events of the accompanying consolidated financial statements) were placed into this escrow, reducing our remaining escrow obligation to $10.0 million. If we fail to meet the required development milestones or make the required escrow payments Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note which could result in a sale of AWP or its assets to satisfy amounts owing on the note.

Our current operations do not generate any cash flow. Future work on our project will require significant additional financing. As of July 1, 2013 our cash reserves totaled approximately $1.4 million (excluding the escrowed cash of approximately $2.4 million which must be used for specified purposes related to the Holbrook Project pursuant to the restructured Karlsson Note). We estimate that we will need approximately $30 to $35 million of new capital to meet the funding milestones of the Karlsson Note and to fund our operations (including satisfaction of existing payables to various vendors) through completion of a DFS. We estimate that the cost of completing a DFS will be approximately $5 to $8 million, and the cost of the additional drilling during the completion period will be approximately $3 to $5 million. We are required to pay 10% of all capital raised going forward to both Karlsson and Apollo as payments on their respective promissory notes.

Our current cash situation has slowed our progress on the Holbrook Project. Our forecasted cash requirements for the next 12 months include meeting the Karlsson development milestones which requires significant expenditures for the further exploration and development of the Holbrook Project. This indicates the existence of a material uncertainty that has raised substantial doubt about the Company’s ability to continue as a going concern as the Company’s ability to continue and meet its obligations is dependent on the Company raising additional equity or debt financing. There can be no assurance that we will be able to obtain these funds on terms acceptable to us, or at all. In addition, there can be no assurance that these estimates will not increase significantly in connection with the additional engineering studies required for a DFS. If we cannot raise the capital required for further exploration of the Holbrook Project, this will result in the delay or indefinite postponement of further exploration work and the potential loss of our interests in Holbrook Project. Further, any equity financings would likely result in dilution to existing stockholders and may involve the use of securities that have rights, preferences, or privileges senior to our common stock, and debt financing may contain covenants or other terms that impact our business.

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

As of March 31, 2013, we had total debt of $128.3 million, including the $6.2 million of tax gross-up due under the Karlsson Note. Furthermore, the restructuring of the Karlsson Note completed on April 15, 2013 (see preceding risk factor) will result in us incurring additional debt going forward since part of the consideration granted to The Karlsson Group for the amendment included additional tax gross-up payments on the Karlsson Note.  As of July 1, 2013, our current estimate for the “new” tax gross-ups agreed to in the restructuring is $20.1 million although the actual amount could differ substantially from this amount owing to changes in future tax and interest rates.

As of July 1, 2013, we have total debt of approximately $136.8 million, including the recently completed $5.5 million Bridge Loan Financing as well as our estimates for amounts owed for tax gross-ups.  In addition to this amount, we owe approximately another $7.8 million for accrued interest on this debt.  This substantial indebtedness will make raising new capital more difficult for us.

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

Also, Chad Brownstein is the son of a founding member of Brownstein Hyatt Farber Schreck, LLP. Brownstein Hyatt serves as our principal outside legal counsel and advises the board on a variety of matters, including the arrangements with Buffalo Management. Brownstein Hyatt and Mr. Brownstein’s father collectively own 35,563 shares of our common stock and options to purchase 2,400 shares of our common stock. During the 12 months ended March 31, 2013 and 2012, we paid Brownstein Hyatt approximately $3.6 million and $0.5 million, respectively, in legal and lobbying/permitting fees, although Chad Brownstein does not share in any of these fees.

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

We have incurred losses each year since our inception. We expect to continue incurring operating losses until several months after production occurs, if ever. As of March 31, 2013, our accumulated losses were $160.3 million, which included derivative losses of $56.7 million that relate to the change in the fair value of the compound embedded derivatives of our convertible notes and warrants (see “Management’s Discussion and Analysis” included elsewhere in this Annual Report on Form 10-K/A), and the net loss attributable to us for the 12 months ended March 31, 2013 was $79.9 million which included derivative losses of $1.9 million. The process of exploring, developing and bringing into production a producing mine is time-consuming and requires significant up-front and ongoing capital. We have not defined or delineated any proven or probable reserves at any of our properties. The development of the Holbrook Project into a producing mine will require further studies that demonstrate the economic viability of the project, necessary permits, production decisions to be made and the arrangement of financing for construction and development. The PEA is based on estimates of mineral resources, which are not mineral reserves and do not have demonstrated economic viability. There can be no assurance that a DFS will be completed on time or at all, or that the economic feasibility of the Holbrook Project will be confirmed by a DFS.  Few properties that are explored are ultimately developed into producing mines. We expect that we will continue to incur operating losses for the foreseeable future.

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

•            the availability of funds to finance exploration, development and construction activities;

•            potential opposition from non-governmental organizations, environmental groups or local groups which may delay or prevent exploration, development or construction activities; and

•            potential increases in construction and operating costs due to changes in the cost of fuel, power, labor, materials and supplies and foreign exchange rates.

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

We are dependent on the services of key executives including Damon Barber, our president and chief executive officer, and several key contractors. The construction and operation of a mine and mill of the size we have planned for the Holbrook Project is expected to require hundreds of workers during the construction phase and once the mine is in production. We will require many of the same skill sets sought by other natural resource companies and we will be competing with these other natural resource companies in finding qualified contractors, consultants and staffing. Since many of these skills sets are highly specialized, the market for and availability of individuals possessing these skills will be impacted by the overall health of the natural resource sector. Due to our relatively small size, the loss of these persons or the inability to attract and retain additional highly skilled employees required for the conduct of our activities may have a material adverse effect on our business or future operations.

Title and other rights to our mineral properties cannot be guaranteed, and we may be at risk of loss of ownership of one or more of our properties.

We cannot guarantee that legal title to our properties or mineral interests will not be challenged and, if challenged, that we would be the prevailing party with respect to such challenge. Certain of the private leases and permits we have obtained are subject to uncertain title, or title which may, in the past, have not been assigned properly. We may not have, or may not be able to obtain, all necessary property rights to develop a property. Certain of our mineral properties are, or may be, subject to prior agreements, transfers or claims, and title may be affected by, among other things, undetected defects. We have not conducted surveys of all of the claims in which we hold a direct or indirect interest. Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claims to individual leases or permits may be constrained. A successful challenge to the precise area and location of these claims could result in us being unable to explore on our properties as permitted or being unable to enforce our rights with respect to our properties. This may result in us not being compensated for our prior expenditure relating to the property or may impact our future ability to explore and develop the Holbrook Project.

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

We have prepared a technical report and an updated report in accordance with NI 43-101, which differs from the standards generally permitted in reports filed with the SEC. Under the first resource calculation completed in 2011, we reported indicated and inferred resources and under the updated resource calculation completed in 2012, we reported measured, indicated and inferred resources, measurements which are generally not permitted in filings made with the SEC. The estimation of measured or indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves. Investors should be aware that we have no “reserves” as defined by SEC Industry Guide 7 and much or all of the potential target mineral resources may never be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” The PEA and the Interim Report contain estimates based on our inferred resources. However, in accordance with both Canadian statutes and NI 43-101, estimates of inferred mineral resources cannot form the basis of a feasibility study. See “Cautionary Note to Investors Regarding Mineral Disclosures” elsewhere in this Annual Report on Form 10-K/A.

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

All of the Company’s exploration and potential development and production activities are subject to regulation by governmental agencies under various environmental laws. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we could be held jointly and severally responsible for the removal or remediation of any hazardous substance contamination at future facilities, at neighboring properties to which such contamination may have migrated and at third-party waste disposal sites to which we have sent waste. We could also be held liable for natural resource damages. Liabilities under these and other environmental health and safety laws involve inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of liabilities under and violations of environmental, health and safety laws and related uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income, third-party claims for property damage or personal injury or remedial or other costs that may negatively impact our financial condition and operating results. Finally, we may discover currently unknown environmental problems or conditions that have been caused by previous owners or operators or that may have occurred naturally. The discovery of currently unknown environmental problems may subject us to material capital expenditures or liabilities in the future.

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

Resource figures presented in our filings with the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent technical experts. These estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. Even the use of geological data and other technologies and the study of producing mines in the same area will not enable us to know conclusively prior to mining whether resources will be present or, if present, whether in the quantities and grades expected. There can be no assurance that our estimates will be accurate or that any of our properties will yield resources in sufficient grades or quantities to recover our future mining and development costs.

Because we have not commenced commercial production at any of our properties, resource estimates for our properties may require adjustments or downward revisions based upon further exploration or development work or actual production experience. There can be no assurance that recovery of minerals in small-scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.

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

Our common stock began trading on The Nasdaq Capital Market under the symbol “PGRX” on July 2, 2012. The high and low sale prices of our common stock on The Nasdaq Capital Market between when trading commenced on July 2, 2012 and June 30, 2013 was $203.00 and $3.40, respectively. The price of our common stock has fluctuated and may fluctuate in the future in response to many factors, including:

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

Our articles of incorporation permit us to issue debt securities with voting rights as permitted by Nevada corporate law. We had not issued any debt securities with voting rights as of the July 1, 2013. Holders of voting debt securities may have different interests than stockholders and may vote in accordance with those interests. Issuances of debt securities with voting rights could also have an anti-takeover effect, in that it could make a change in control or takeover of us more difficult. For example, we could grant voting rights to debt holders of Prospect so as to dilute the voting rights of persons seeking to obtain control of us. Similarly, voting rights could be granted to debt holders allied with our management and could have the effect of making it more difficult to remove our current management by diluting the voting rights of persons seeking to cause such removal.

Future sales or issuances of shares of common stock or the exercise of our outstanding warrants may decrease the value of our existing common stock, dilute existing shareholders and depress the market price of our common stock. We may also issue additional shares of our common stock or securities convertible into our common stock in the future.

As of July 1, 2013, we had issued warrants to purchase an aggregate of 1,328,592 shares of our common stock. We may also sell additional common stock in subsequent offerings and may issue additional warrants and shares of our common stock in the future, which may lower the market price of our common stock. Some of our advisors are compensated based on periodic issuances of shares of common stock or warrants to purchase common stock. We cannot predict the size of future sales and issuances of common stock or securities convertible into common stock or the effect, if any, that future sales and issuances of common stock or securities convertible into common stock will have on the market price of our shares of common stock. Sales or issuances of a substantial number of common stock or securities convertible into common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. With any additional sale or issuance of common stock, investors will suffer dilution of their voting power and we may experience dilution in our earnings per share.

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

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Our common stock currently trades below $5.00 per share. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We have received correspondence from a shareholder who purchased $10.0 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering.  We believe the claim is without merit and are vigorously defending against it.  No litigation has been commenced in this matter. In a letter dated

June 14, 2013, the four underwriters in our November 2012 public offering notified us that they received a letter from this stockholder in which the stockholder elected to void its purchase of shares in our November 2012 public offering. Pursuant to the terms of the underwriting agreement we entered into with the underwriters in our November 2012 public offering, the underwriters requested that we appoint counsel for the underwriters to advise on this matter, subject to their determination that counsel is satisfactory, or, alternatively, we may authorize the underwriters to employ counsel at our expense.

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

Year	Quarter	High	Low
2012	First Quarter	$200.00	$142.50
	Second Quarter	$387.50	$187.50
	Third Quarter	$425.00	$200.00
	Fourth Quarter	$500.00	$102.50
2013	First Quarter	$512.50	$117.50
	Second Quarter	$158.50	$88.50
	Third Quarter	$203.00	$70.00
	Fourth Quarter	$91.00	$11.00

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of the Form 10-K, originally filed with the SEC on July 1, 2013. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements” above. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

We are an exploration stage company engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest and control the Holbrook Project through our wholly owned subsidiary, AWP. Through AWP, we hold potash exploration permits on 38 Arizona state sections, own the mineral rights on eight private sections and hold leases for the mineral rights on 101 private sections which, in total, cover approximately 90,000 acres.

We decided to pursue potash mining in the United States based on our belief that the United States represents lower risks than many other foreign mining jurisdictions. The United States is also one of the world’s largest consumers of potash, importing over 80% of all domestically consumed potash in calendar year 2011.

Our strategy is to increase stockholder value through our focus on the exploration, development and production of potash from our Holbrook Project. Since 2011, we have conducted drilling, geological work and various other technical and preliminary economic assessments to advance and expand our mineralized material base in the Holbrook Project. We expect to complete a pre-feasibility study, or PFS, for the Holbrook Project in July 2013. As is common for natural resource exploration projects, through our ongoing engineering work and analysis, we are continually evaluating multiple methods to increase stockholder value while decreasing development and operating risks through alternative development scenarios. These ongoing efforts could lead to changes (i) in capital expenditures required to build the mine, (ii) projected production levels, (iii) operating costs and (iv) mine life. We will announce any significant changes to our business plan resulting from our ongoing optimization analyses and will continue to make such evaluations.

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

During 2013, we realized a net loss of $79.9 million and consumed cash of $72.2 million between our spending on operating, investing and financing activities.  We were also able to raise $61.9 million through various sales of our common stock throughout the year. However, this left us with just $1.0 million of cash at year-end, which in-turn has slowed our progress on a DFS. We estimate that we will need approximately $30 to $35 million of new financing (in addition to the $5.0 million of proceeds received from the subordinate loan that closed on May 2, 2013) to meet the funding milestones under the Karlsson Note and to fund our operations (including satisfaction of existing payables to various vendors) through completion of a DFS. We estimate that the cost of completing a DFS will be approximately $5 to $8 million and the cost of the additional drilling during the completion period will be approximately $3 to $5 million.

Operating Results

Revenue

For the years ended March 31, 2013 and 2012 and from August 5, 2010 (Inception) to March 31, 2013, we had no revenues.

Exploration Expense

Years Ended March 31, 2013 and 2012

Exploration expenses for the 12 months ended March 31, 2013 and 2012 were comprised of the following:

	12 Months Ended	12 Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)	(in thousands)

Drilling & Fieldwork	$4,504	$5,618
Engineering	7,049	216
Permitting	5,696	—
Mineral Leases & Exploration Permits	1,326	168
Total Exploration Expense	$18,575	$6,002

During the twelve months ending March 31, 2013, we drilled 14 holes and completed work associated with our permitting and pre-feasibility study activities.  During the twelve months ending March 31, 2012, we drilled a total of 12 holes and incurred costs associated with completion of the Resource Report and PEA.

Cumulative Period

Exploration expense for the cumulative period ended March 31, 2013 was comprised of the following:

Cumulative Period Ended
March 31, 2013
(in thousands)
Drilling & Fieldwork	$10,662
Engineering	6,982
Permitting	5,985
Mineral Leases & Exploration Permits	1,594
Total Exploration Expense	$25,223

From inception through March 31, 2013 our activities have encompassed the drilling of 28 holes and work associated with our permitting and pre-feasibility study activities.

General and Administrative Expense (“G&A”)

Years Ended March 31, 2013 and 2012

Our general and administrative expenditures for the years ended March 31, 2013 and 2012 consisted of the following:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(in millions)	(in millions)
Salaries and benefits	$5.3	$1.3
Equity compensation	10.3	9.7
Management fees, consulting fees and board compensation	6.8	0.4
Legal, accounting and insurance	6.5	4.2
Karlsson Note Tax Gross Up	6.2	—
Apollo termination fee	9.7	—
Office, travel and other	3.7	1.6
Total G&A	$48.5	$17.2

Salaries and benefits expenses increased by approximately $4.0 million over the prior period due to increased headcount and bonuses for employees. Headcount increased from 5 employees to 12 as of March 31, 2012 compared to March 31, 2013.

Equity compensation expenses increased by approximately $0.6 million over the prior period due to the timing of awards and their respective service periods.  Equity compensation is recognized ratably over the vesting period, in most cases one year.

Management fees, consulting fees and board compensation expenses increased by approximately $6.4 million over the prior period primarily due to approximately $5.2 million related to a one-time termination fee to Buffalo Management.  The remaining change was due to additional consultation fees with the public offering.

Legal, accounting and insurance expenses increased by approximately $2.3 million over the prior period primarily due to the legal fees that we incurred in connection with (i) the negotiation and closing of The Karlsson Group Acquisition and the restructuring of our Karlsson debt and (ii) the additional SEC filings in connection with our two common stock public offerings.

Karlsson Note Tax Gross Up expenses were for tax compensation payments due to The Karlsson Group for increases in federal and state taxes and other tax related matters as part of The Karlsson Group Acquisition.

Apollo termination fee expenses were for the termination agreement entered into with Apollo for the break-up and release of the convertible note financing for $100.0 million.

Office, travel and other expenses increased by approximately $2.1 million over the prior period due to lower increased spending on travel, marketing, market research and public relations expenditures for the public offering in July 2012.

Included within total G&A are rental expenses of $0.2 million and nil for 2013 and 2012, respectively. The increase in 2013 rent expense was due to our move to a larger office space beginning in October 2012 and the addition of leased office space in Los Angeles beginning in June 2012.

Cumulative Period

Our general and administrative expenditures for the Cumulative Period were comprised of the following:

August 5, 2010
(Inception) through
March 31, 2013
(in millions)
Salaries and benefits, stock compensation, management fees and board compensation	$7.0
Equity compensation	20.0
Management fees, consulting fees and board compensation	7.4
Legal, accounting and insurance	11.3
Karlsson Note Tax Gross Up	6.2
Apollo termination fee	9.7
Office, travel and other	5.6
Total G&A	$67.2

Included within total G&A are rental expenses of $0.3 million since inception.

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

Off-Balance Sheet Arrangements

None.

Cash Flow Summary

The following table summarizes our cash flows for the periods indicated:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013
	(in millions)	(in millions)	(in millions)
Net cash used in operating activities	$(34.8)	$(11.3)	$(47.5)
Net cash used in investing activities	(2.6)	(1.1)	(3.8)
Net cash provided by financing activities	27.1	21.4	52.3
Increase (decrease) in cash and cash equivalents	$(10.3)	$9.0	$1.0

Cash used in operating activities for each of the comparative periods presented above was primarily related to our exploration activities in the Holbrook Basin and other corporate general and administrative expenses. Likewise, the cash consumed by our investing activities was primarily related to the acquisition of adjacent and complementary acreage within the Holbrook Basin.

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

In addition, under the terms of the Second Extension Agreement we are required to deposit 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow for Holbrook Project expenses. We are also required to pay 10% of all capital raised going forward to Karlsson and Apollo as payments on their respective promissory notes. If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note, which could result in a sale of AWP or its assets to satisfy amounts owing on the note. Refer to Note 18—Subsequent Events of the accompanying consolidated financial statements for further information.

As of July 1, 2013, we had $1.4 million of available cash (excluding the escrowed cash of approximately $2.4 million which must be used for specified purposes related to the Holbrook Project), which includes the $4.1 million of net proceeds received from the public offering that closed on June 26, 2013.

Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and raise the additional funds that are needed to fund the significant capital and operating expenses required to complete the exploration, development and construction of the Holbrook Project. While we intend to raise additional funds by way of public and private offerings of debt, equity, convertible notes or other financial instruments, there can be no assurances that we will be successful in these efforts or that such raises can be completed on terms reasonably acceptable to us and our shareholders.

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

Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. These forward looking statements include statements concerning our plans, estimates, goals, strategies, intent, assumptions, beliefs or current expectations and can be identified by the use of terms and phrases such as “seek,” “is expected,” “budget,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional construction (“will,” “may,” “could,” “should,” etc.) and the negative forms of any of these words and other similar expressions.

The forward-looking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forward-looking statements in this Annual Report on Form 10-K/A and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to: future demand for and supply of potash; our plan to capitalize on potash demand; our plan to convert our mineral resources into mineral reserves; the environmental and permitting process, preliminary mine design and anticipated completion of a definitive feasibility study; our plan of exploration; the economic and legal viability of a potash mine in the Holbrook Basin; future sales of state leases and permits; our ability to raise capital; funding the approximately $128.7 million we owe to The Karlsson Group, Inc., which amount will increase as interest is accrued and potential tax gross-up payments are incurred; funding the approximately $6.8 million we owe to affiliates of Apollo Global Management, LLC; our ability to further implement our business plan and generate revenue; our ability to satisfy the requirements and successfully execute on the commercial arrangement set forth in the potash supply agreement we have entered into with Sichuan Chemical Industry Holding (Group) Co., Ltd.; our anticipation of investing considerable amounts of capital to establish production from our mining project in the Holbrook Basin in Arizona; our anticipation of our ability to identify mineral reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated capital and operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; compliance with and impact of laws and regulations; impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

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

•                  the cyclicality of the crop nutrient markets; and

•                  global economic conditions.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. Readers are urged to carefully review and consider the various risks and uncertainties and other factors referred to under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K/A. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. In addition, although we have attempted to identify important risk factors that could cause actual achievements, events or conditions to differ materially from those identified in the forward looking statements, there may be other factors we have not considered, or that we currently deem to be immaterial, that cause achievements, events or conditions not to be as anticipated, estimated or intended

These forward-looking statements are based on the beliefs, expectation and opinions of management on the date the statements are made. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date made, other than as may be required by applicable law or regulation. For the reasons set out above, readers should not place undue reliance on forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data

Prospect Global Resources Inc.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

CONTENTS
Report of Independent Registered Public Accounting Firm	30
Financial Statements:
Consolidated Balance Sheets as of March 31, 2013 and March 31, 2012	31
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	32
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	33
Consolidated Statements of Shareholders’ Equity (Deficit) from August 5, 2010 (Inception) to March 31, 2013	34
Notes to Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prospect Global Resources, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Prospect Global Resources, Inc. and Subsidiaries (an exploration stage company, the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, cash flows, and shareholders’ equity for the years ended March 31, 2013 and 2012, and the cumulative period from August 5, 2010 (Inception) to March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, Note 5, Note 6, Note 13, Note 14, Note 15, Note 17, and Note 19 to the consolidated financial statements, the Company amended its consolidated financial statements to reflect the restatement of the Company’s consolidated financial statements and related disclosures as of March 31, 2013. The Company’s consolidated financial statements have been restated to reflect the expense of certain development costs related to the Company’s mineral properties and deferred fees, the Company being a development stage company, the reversal of previously recognized equity compensation expense related to forfeited stock options, and all numbers have been retroactively adjusted for the 1-for-50 reverse stock split.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the year ended March 31, 2013, and the cumulative period from August 5, 2010 (Inception) to March 31, 2013, and our report dated July 1, 2013 expressed an unqualified opinion.

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

EKS&H LLLP

July 1, 2013, except as to Note 2, Note 5, Note 6, Note 13, Note 14, Note 15, Note 17, and Note 19 which is as of February 12, 2014

Denver, Colorado

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(In thousands, except number of shares and par value amounts)

	March 31, 2013	March 31, 2012
	(Restated — Note 19)	(Restated — Note 19)
ASSETS
Current assets
Cash and cash equivalents	$1,024	$11,300
Accounts receivable	6	1
Related party receivable	25	25
Other current assets	1,165	828
Total current assets	2,220	12,154

Noncurrent assets
Land	380	—
Mineral properties	13,690	12,091
Equipment (net of accumulated depreciation of $132 and $6, respectively)	613	82
Deposits	104	80
Total noncurrent assets	14,787	12,253

Total assets	$17,007	$24,407

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,849	$672
Accrued liabilities	11,758	844
Current portion of long-term debt	122,032	—
Tax gross-up on note payable (Note 8)	6,226	—
Grandhaven Option (Note 11)	4,060	—
Total current liabilities	146,925	1,516

Grandhaven Option (Note 11)	—	4,060
Total liabilities	146,925	5,576

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ EQUITY (DEFICIT) (1)
Preferred stock: $0.001 par value; 100,000,000 shares authorized (increased on August 27, 2012 from 10,000,000); none outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized (increased on August 27, 2012 from 100,000,000); 1,451,914 and 789,783 issued and outstanding at March 31, 2013 and 2012, respectively	1	—
Additional paid-in capital	30,335	91,997
Losses accumulated in the exploration stage	(160,254)	(80,400)
Total shareholders’ equity (deficit) - Prospect Global Resources Inc.	(129,918)	11,597

Non-controlling interest	—	7,234

Total shareholders’ equity (deficit)	(129,918)	18,831

Total liabilities and shareholders’ equity (deficit)	$17,007	$24,407

(1)         All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(An Exploration Stage Company)

(In thousands, except per share amounts)

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013
	(Restated — Note 19)	(Restated — Note 19)	(Restated — Note 19)
Expenses:
Exploration	$18,575	$6,002	$25,223
General and administrative	48,458	17,206	67,151
Off-take arrangement fee (Note 6)	7,751	—	7,751
Total expenses	74,784	23,208	100,125

Loss from operations	(74,784)	(23,208)	(100,125)

Other expense:
Derivative losses	(1,900)	(39,810)	(56,666)
Loss on debt extinguishment	—	(2,000)	(2,000)
Interest, net	(7,241)	(1,939)	(9,300)
Total other expense	(9,141)	(43,749)	(67,966)

Income tax expense	—	—	—

Net loss	(83,925)	(66,957)	(168,091)

Net loss attributable to non-controlling interest	4,071	3,391	7,837

Net loss attributable to Prospect Global Resources Inc.	$(79,854)	$(63,566)	$(160,254)

Earnings per share (1)
Basic and diluted
Loss per share	$(69.14)	$(113.51)	$(223.82)
Weighted average number of shares outstanding	1,155	560	716

(1)         All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(An Exploration Stage Company)

(In thousands)

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013
	(Restated — Note 19)	(Restated — Note 19)	(Restated — Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,925)	$(66,957)	$(168,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with securities	4,653	2,064	7,033
Apollo fees paid with promissory note	6,750	—	6,750
Derivative losses	1,900	39,810	56,666
Loss on debt extinguishment	—	2,000	2,000
Stock-based compensation	16,239	9,717	25,957
Interest expense	7,250	1,939	9,309
Karlsson Group Tax Gross Up	6,226	—	6,226
Depreciation	108	5	114
Changes in operating assets and liabilities:
Accounts receivable	(5)	(1)	(6)
Other current assets	163	(686)	(665)
Deposits	(24)	(80)	(104)
Accounts payable	2,179	70	2,850
Accrued liabilities	3,663	770	4,518
Net cash used in operating activities	$(34,823)	$(11,349)	$(47,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral properties	$(1,599)	$(1,043)	$(2,690)
Land acquisitions	(380)	—	(380)
Equipment acquisitions	(639)	(81)	(726)
Net cash used in investing activities	$(2,618)	$(1,124)	$(3,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$—	$5,500	$9,049
Merkin note amendment	—	(2,000)	(2,000)
Karlsson Note principal payments	(9,718)	—	(9,718)
Proceeds from common stock issued	61,883	17,994	79,932
Non-controlling interest acquisition	(25,000)	—	(25,000)
Net cash provided by financing activities	$27,165	$21,494	$52,263

Net (decrease) increase in cash and cash equivalents	(10,276)	9,021	1,024
Cash and cash equivalents- beginning of period	11,300	2,279	—
Cash and cash equivalents - end of period	$1,024	$11,300	$1,024

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$(8,417)	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	(1,125)	(1,125)
Warrants issued and recorded as deferred financing costs	—	(43)	(43)
Grandhaven Option, net of $25,000 receivable	—	4,036	4,036
SK Land Holdings Option	500	—	500

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(An Exploration Stage Company)

(In thousands, except number of shares)

	Common Stock (1)		Additional Paid-	Losses Accumulated in the Exploration	Non- Controlling	Total Shareholders’
	Shares	Amount	in Capital (1)	Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	328,273	—	54	—	—	54
Stock-based compensation	17,000	—	1	—	—	1
Contributions	—	—	—	—	11,000	11,000
Stock issued for services	42,833	—	316	—	—	316
Stock acquired through merger	34,700	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	7,171	—	1,076	—	—	1,076
Net loss	—	—	—	(16,834)	(375)	(17,209)
Balance at March 31, 2011	429,977	—	1,447	(16,834)	10,625	(4,762)

Stock issued in private placements	85,552	—	13,972	—		13,972
Stock issued for services	10,000	—	2,061	—	—	2,061
Stock-based compensation	14,000	—	9,717	—	—	9,717
Stock acquired through merger	—	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	250,254	—	64,800	—	—	64,800
Net loss	—	—	—	(63,566)	(3,391)	(66,957)
Balance at March 31, 2012	789,783	—	91,997	(80,400)	7,234	18,831

Stock issued for services	40,425	—	4,652	—	—	4,652
Non-controlling interest acquisition	—	—	(179,056)	—	(3,163)	(182,219)
The Karlsson Group warrant issuance	—	—	34,620	—	—	34,620
Stock issued in private placements	4,706	—	1,000	—	—	1,000
Stock issued in public offerings	608,000	1	66,289	—	—	66,290
Cost of public offerings	—	—	(5,406)	—	—	(5,406)
Stock-based compensation	9,000	—	16,239	—	—	16,239
Net loss	—	—	—	(79,854)	(4,071)	(83,925)
Balance at March 31, 2013	1,451,914	$1	$30,335	$(160,254)	$—	$(129,918)

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

PROSPECT GLOBAL RESOURCES INC.

Notes to Consolidated Financial Statements

(An Exploration Stage Company)

Note 1—Organization and Business Operations

Introduction

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is an exploration stage company engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project.

We were incorporated in the state of Nevada on July 7, 2008 while our wholly owned subsidiary, Old Prospect Global, was incorporated in the state of Delaware on August 5, 2010. We hold our interest in and control the Holbrook Project through our ownership of our wholly owned subsidiary, American West Potash LLC or AWP.

Between January and November 2011, we invested $11.0 million dollars in AWP and another party, The Karlsson Group Inc., contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, for a 50% ownership interest in AWP. In July 2011, AWP entered into a Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 62,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.  On August 1, 2012 we purchased The Karlsson Group’s 50% interest in AWP and became the sole owner and operator of AWP.

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

On July 27, 2011, AWP entered into a Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 62,000 acres adjacent to or in close proximity to its existing mineral rights covering 50 mineral estate sections in the Holbrook Basin of eastern Arizona. This Sharing Agreement provides that AWP will pay the mineral estate owners specified dollar amounts during development of AWP’s mining and processing facility, an annual base rent and a royalty for potash extracted from these estates. The term of the Sharing Agreement is for perpetuity or until the earliest of cessation of operations by AWP for 180 consecutive days or abandonment of the potash mining operation by AWP. The owners of the mineral estates can also terminate the agreement upon specified defaults by AWP, some following cure periods.

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

In addition, under the terms of the Second Extension Agreement we are required to deposit 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow for Holbrook Project expenses. Two million dollars of the proceeds we received from our recent $5.0 million public offering (refer to Note 18—Subsequent Events of the accompanying consolidated financial statements) were placed into this escrow, reducing our remaining escrow obligation to $10.0 million. We are also required to pay 10% of all capital raised going forward to Karlsson and Apollo as payments on their respective promissory notes. If we do not meet any one of the required development milestones, Karlsson will be entitled to foreclose on the collateral securing the Karlsson Note, which could result in a sale of AWP or its assets to satisfy amounts owing on the note. Refer to Note 18—Subsequent Events of the accompanying consolidated financial statements for further information.

As of July 1, 2013, we had $1.4 million of available cash (excluding the escrowed cash of approximately $2.4 million which must be used for specified purposes related to the Holbrook Project pursuant to the restructured Karlsson Note), which includes the $4.1 million of net proceeds received from the public offering that closed on June 26, 2013. We will need to raise additional capital beyond what has already been raised to complete the development milestones in the Extension Agreement. If we are unable to raise the necessary funds to satisfy these development milestones, we will consider all available options, including the filing of a voluntary bankruptcy.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

At March 31, 2013, the Company has not generated any revenues to fund operations.  The continuation of the Company as a going concern is dependent upon the efforts of the Company to raise additional capital and meet operational and corporate requirements. As disclosed within these financial statements, the capital required to meet these requirements could be substantial and will require the issuance of additional debt and/or equity securities.  These requirements and potential lack of available funding raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Exploration Stage

As of March 31, 2013, the Company was considered an exploration stage enterprise since none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Further analysis, including additional in-fill drilling and a definitive feasibility study, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.

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

Cash and Cash Equivalents

Cash is comprised of cash deposits held at banks.  Cash equivalents are highly liquid investments with original maturities of three months or less.  As of March 31, 2013 and 2012, the Company had no cash equivalents. During the course of our operations, our balance of cash and cash equivalents held in bank accounts may exceed amounts covered by the Federal Deposit Insurance Corporation (FDIC).

Equipment

Equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful life of the assets. Estimated useful lives of assets currently held range from 2-10 years. The Company’s policy is to review equipment for impairment at least annually.

Mineral Properties

The Company is primarily engaged in the acquisition, exploration and exploitation of mineral properties with the objective of extracting minerals from these properties. Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property are capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset will commence once we have proven and probable reserves in accordance with SEC Industry Guide 7.

In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable. When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

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

Note 3—The Karlsson Group Acquisition

On May 30, 2012, we signed a purchase agreement with The Karlsson Group, Inc. for the acquisition of the 50% of AWP that we did not already own. We subsequently closed this acquisition on August 1, 2012 at which point we became the sole owner and operator of AWP. With the signing of the purchase agreement, we paid The Karlsson Group a non-refundable deposit consisting of (a) $6.0 million in cash, of which $5.5 million was credited against the purchase price, and (b) a warrant to purchase 112,117 shares of our common stock for $212.50 per share. At closing, we (a) paid The Karlsson Group an additional $19.5 million in cash, (b) issued them a senior secured $125.0 million promissory note and (c) granted them the right to receive 1% of the gross sales received by AWP from potash production from the real property over which AWP currently has leases, licenses and permits for mining purposes, capped at $75.0 million. We also agreed to pay The Karlsson Group an additional amount equal to 15% of the net proceeds received from a future sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity on or prior to August 1, 2016, capped at $75.0 million.  At the closing, we also received an option, exercisable for 150 days following payment in full of the promissory note, to purchase approximately 5,080 acres in Apache County, Arizona from an affiliate of The Karlsson Group for $250,000.

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

Note 5—Mineral Properties

The Company is primarily engaged in the acquisition, exploration and exploitation of mineral properties with the objective of extracting minerals from these properties. Mineral property exploration costs are expensed as incurred. Costs for acquired mineral property are capitalized and then impaired if the criteria for capitalization are not met. Capitalization of mine development costs that meet the definition of an asset will commence once we have proven and probable reserves in accordance with SEC Industry Guide 7.

In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property is recorded at the fair value of the respective property or the fair value of common shares and other instruments issued, whichever is more readily determinable. When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash, shares, or other instruments are recorded only when the Company has made or is obliged to make the payment or issue the shares or instruments.

Note 6—Off-take Arrangement Fee

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

Upon execution of the Sichuan agreement, we owed a one-time arrangement fee to a third party of $7.8 million, payable 50% in cash and 50% in common stock with the common stock component totaling 33,125 shares.  As of March 31, 2013, the Company had issued all 33,125 shares of the common stock and paid $2.3 million in cash to the third party.  The remaining $1.6 million is included in accrued liabilities at March 31, 2013.  This off-take arrangement fee was expensed when incurred. See also Note 19 - Restatement.

Note 7— Accounts Payable and Accrued Liabilities

Accrued liabilities at March 31, 2013 and 2012 included:

	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
Drilling/permitting	$140	$471
Mineral lease obligations	1,500	—
Legal	112	280
Vacation, bonuses and severance pay	982	27
Board of Directors’ fees	125	—
Off-take arrangement fee	1,588	—
Interest on promissory notes	7,229	—
Other	82	66
Total accrued liabilities	$11,758	$844

The $1.5 million mineral lease obligation relates to amounts due various owners of private sections in accordance with the Sharing Agreement.  The off-take arrangement fee is the remainder of a one-time fee due to a third-party consulting group.  The interest on promissory notes is comprised of the interest owing under the Karlsson and Apollo notes, all of which is payable within the next 12 months. Refer to Note 8—Debt and Note 18—Subsequent Events for additional information.

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

Karlsson Note Tax Gross-Up

On December 24, 2012, we also became obligated to pay The Karlsson Group a tax gross-up as compensation for deferring the repayment date of the first Karlsson Note installment from December 24, 2012 to March 30, 2013, with the tax gross-up also payable on March 30, 2013.  We estimated this tax gross-up to be $6.2 million in accordance with the Karlsson Note terms.  However, this amount is subject to adjustment should retrospective tax changes occur prior to payment of this gross-up.  In accordance with accounting guidance related to contingent liabilities, the additional expense associated with the obligation to pay the tax gross-up has been included as a component of loss from operations.  This tax gross provision was subsequently modified and expanded in connection with the Extension Agreement entered into on April 15, 2013.  Refer to Note 18—Subsequent Events for additional information.

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

In connection with the reverse merger completed on February 11, 2011, $1.0 million of the Company’s then outstanding convertible notes, which were issued in 2010, converted into 7,171 shares of our common stock.

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

Pursuant to the termination agreement we: (i) paid Buffalo Management $975,000 in cash and issued them a warrant to purchase

7,043 shares of our common stock for $130.00 per share in satisfaction of the $1.5 million fee payable to Buffalo Management in connection with the acquisition of the 50% of American West Potash that we did not previously own and described above in Note 3—The Karlsson Group Acquisition; (ii) issued Buffalo Management a warrant to purchase 5,366 shares of our common stock for $130.00 per share in connection with services rendered by Buffalo Management in connection with our July, 2012 public offering of 308,000 shares of common stock at $130.00 per share; and (iii) issued Buffalo a warrant to purchase 40,000 shares of our common stock for $130.00 per share in consideration of Buffalo Management’s terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo Management equal to 2% of Prospect Global’s annual gross revenues in perpetuity and provided for under Section 2(a) of the management services agreement survived the termination.  On April 15, 2013 and as a condition to the Extension Agreement entered into with The Karlsson Group on this same date, this 2% fee was reduced to 1% in exchange for consideration yet to be determined.  Refer to Note 18—Subsequent Events for additional information.

The warrant to purchase an aggregate of 52,409 shares of our common stock for $130.00 per share that we issued to Buffalo Management on August 1, 2012 is exercisable through July 31, 2017, subject to a two year extension in the event of a change of control of Prospect Global.  The fair value of the warrant issued to Buffalo Management on August 1, 2012 was estimated at $5.2 million using the Black-Scholes pricing model.  Significant inputs included the Company’s stock price, an estimated term of five years, estimated volatility of 177.26%, risk free rate of 0.61% and no dividends.  We also amended our registration rights agreement with Buffalo Management to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement provides for demand and piggy-back registration rights, provided that each demand registration is limited to 22,000 shares.

During the 12 months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, Prospect paid Buffalo Management approximately $1.1 million, $0.3 million and $1.4 million, respectively.  As of March 31, 2013 and 2012, accrued liabilities included nil and twenty-five thousand dollars, respectively, related to amounts owing to Buffalo Management.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein, one of our directors and executive vice chairman, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 35,563 shares of Prospect Global’s common stock which includes the 15,640 shares issued in May 2013 in lieu of payment for services then owing (see below). During the 12 months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, Prospect paid Brownstein Hyatt approximately $3.6 million $0.5 million and $4.3 million, respectively, in legal and lobbying/permitting fees. Approximately $0.8 million and $0.3 million payable to Brownstein Hyatt are included in accrued liabilities and accounts payable as of March 31, 2013 and 2012, respectively. Chad Brownstein does not share in any of these fees.

On July 2, 2012, we issued Brownstein Hyatt ten year options to purchase 2,400 shares of our common stock at $130.00 per share as compensation.  In May 2013, we entered into an agreement with Brownstein Hyatt under which Brownstein Hyatt received 15,640 shares of our common stock in lieu of payment for services owing at March 31, 2013 in the amount of $0.2 million.

Hexagon Investments, LLC / Grandhaven Energy, LLC / Very Hungry LLC /Scott Reiman 1991 Trust

One of our former board members, Scott Reiman, who served on our board from August 2011 to March 2012, is the founder of Hexagon Investments, LLC (“Hexagon”). Hexagon was not a related party prior to these transactions. The relationship between Hexagon, Grandhaven Energy, Very Hungry and the Scott Reiman 1991 Trust and the details of our transactions with these entities are summarized below:

•              On April 25, 2011, we issued a $2.5 million face value secured convertible note in exchange for net proceeds of $2.5 million. The note converted into 17,630 shares of our common stock on November 22, 2011. We also issued Hexagon two warrants to purchase our common stock. The first warrant is exercisable until April 25, 2013 for up to 13,333 of our shares at an exercise price of $150.00 per share. The second warrant is exercisable until April 25, 2014 for up to 50,000 of our shares at an exercise price of $150.00 per share. In connection with issuance of the convertible note we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•                  On September 19, 2011, we issued a $1.5 million convertible secured note in exchange for net proceeds of $1.5 million. This note converted to 7,981 shares of our common stock on November 22, 2011. We also issued Hexagon a warrant to purchase up to 19,608 shares of our common stock at an exercise price of $191.50 per share, which is exercisable until September 18, 2013. In connection with issuance of the convertible note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•                  On November 22, 2011 we sold 51,765 shares of common stock and a warrant to purchase 51,765 shares of common stock at $212.50 per share for total cash proceeds of $11.0 million to Very Hungry LLC, an affiliate of Hexagon. The warrant is exercisable at any time through August 5, 2013. We granted piggy-back registration rights for the shares purchased and issuable upon exercise of the warrant.

Also on November 22, 2011 we entered into a royalty agreement with Grandhaven Energy, LLC, an affiliate of Hexagon, whereby we sold Grandhaven an overriding royalty interest of 1% of the gross proceeds received by our subsidiary AWP from the extraction of potash from its existing land holdings for $25,000 cash. If (i) the Arizona State Land Department declines to issue any lease to AWP with respect to any state exploration permit, or (ii) the Arizona State Land Department terminates any state exploration permit, or (iii) the Arizona State Land Department refuses to consent to the assignment of any royalty interests in any Arizona state lease, or requires any reduction of or imposes any condition on such royalty interests as a condition of approving an assignment of such royalty interests or approving any royalty reduction or other action with respect to a state lease, or (iv) if AWP has not been issued all of the state leases and conveyed to Grandhaven all royalty interests in all of AWP’s Arizona state leased premises on or before March 1, 2013, Grandhaven has the option to receive substitute royalty interests from us in the same number of acres in portions of our non-Arizona state properties, in a percentage sufficient to compensate Grandhaven for the reduced royalty interests in the affected state lease. If AWP has not been issued any Arizona state leases as of the date that AWP conveys assignments of the royalty interest in the non-Arizona state properties Grandhaven may elect to receive in substitution an assignment of a 1.388% royalty interest in all of the non-Arizona state leased premises. If we do not deliver assignments of the royalty interest from AWP to Grandhaven by December 31, 2013, Grandhaven has the option, at any time thereafter, to purchase shares of our common stock at $212.50 per share in exchange for the surrender by Grandhaven of royalty interests for which assignments have not been obtained, valued at their fair market value at that time (collectively the “Grandhaven Option”).

•            Grandhaven Energy controls Very Hungry LLC.  Conway Schatz, a manager of Very Hungry, joined our board of directors effective April 1, 2012 and currently holds 2,800 options to purchase shares of our common stock at an exercise price of $130.00 per share.  Mr. Schatz does not have dispositive power over the shares owned by Very Hungry.

•              On June 7, 2012, Hexagon consummated the contribution of all of its shares of common stock and warrants to purchase common stock to Very Hungry. Subsequent to that transaction, the Scott Reiman 1991 Trust liquidated its membership Interest in Very Hungry and received a pro rata distribution of its interests in Very Hungry, including equity securities of Prospect.

•              On July 5, 2012, Very Hungry purchased 96,154 shares of our common stock at $130.00 per share in a public offering for total cash proceeds of $12.5 million.

•              On May 2, 2013, we borrowed $5.0 million from Very Hungry, LLC and the Scott Reiman 1991 Trust in exchange for $5.5 million in unsecured, subordinated promissory notes.  In consideration for this loan, we reduced the exercise price on all warrants to purchase our common stock held by the lenders to $15.00 per share (from exercises prices ranging from $212.50 per share to $150.00 per share) and extended the maturity of all these warrants to August 1, 2017. Very Hungry, LLC and the Scott Reiman 1991 Trust have agreed to invest their $5.5 million subordinated notes in convertible preferred stock that would be automatically convertible upon stockholder approval of the conversion into the same securities issued in the public offering that closed on June 26, 2013. Refer to Note 18—Subsequent Events for additional information.

Intercompany Receivables from AWP

The Company paid certain expenses in 2013 and 2012 on behalf of AWP. All intercompany receivables and payables have been eliminated from our consolidated financial statements as of March 31, 2013 and 2012.

Note 13—Equity Based Compensation

Stock Options

Effective August 22, 2011, the Board and the shareholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). Amendments to increase the allowable shares to be issued under both Plans were approved by shareholders of the Company on August 27, 2012. The amended Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 270,000 shares, of which 177,340 remained available for issuance at March 31, 2013. The amended Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 164,000 shares, of which 70,500 remained available for issuance at March 31, 2013. Awards issued under the Plans may include stock options, stock appreciation rights, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board.

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

Expected term	5.0 to 9.47 years
Volatility*	128.57% to 181.46%*
Risk-free rate	0.63% to 2.00%
Dividend yield	—

*       The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of March 31, 2013 and changes during the year then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2012	68	$212.50	$19,636	7.69
Granted	127	130.66	—	9.01
Exercised	—	—	—	—
Forfeited or expired	(9)	130.00	—	—
Outstanding at March 31, 2013	186	160.71	—	9.02
Vested at March 31, 2013	132	171.67	—	8.87

The weighted average grant date fair value of the stock options granted for the 12 months ended March 31, 2013 and 2012 and for the period August 5, 2010 (Inception) through March 31, 2013 was $95.24, $156.77 and $108.43, respectively.  A total of 43,060 stock options have been forfeited since August 5, 2010 (Inception), while none have expired.

A summary of the status of the non-vested stock options as of March 31, 2013, and changes during the year ended March 31, 2013 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	20	$123.48
Granted	127	95.24
Vested	(84)	96.24
Forfeited	(9)	123.10
Non-vested at March 31, 2013	54	99.63

As of March 31, 2013, there was $2.2 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of approximately one year. The total expense for the fair value of vested grants during the 12 months ended March 31, 2013 and 2012 was $10.3 million and $9.7 million, respectively.  For the period August 5, 2010 (Inception) to March 31, 2013 the cumulative expense was $16.9 million.

Warrants Issued for Services

The Company has issued 97,936 warrants to purchase shares of common stock to non-employees in exchange for services, with exercise prices ranging from $62.50 to $251.00.  For these awards, fair value is estimated using the Black-Scholes pricing model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Assumptions used in estimating the fair value of awards granted through March 31, 2013 included the following:

Expected term	2.0 to 5.0 years
Volatility*	106.22% to 177.26%*
Risk-free rate	0.22% to 1.52%
Dividend yield	—

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

The Company is currently committed to issuing an additional 800 warrants for services in the next twelve months under an existing consulting contract. Refer to Note 16—Commitments and Contingencies for additional information.

Note 14—Shareholders’ Equity

On August 30, 2013, the shareholders of the Company approved a reverse stock split of the Company’s common stock (the “reverse stock split”) at a ratio of 1-for-50. The reverse stock split became effective September 4, 2013. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2013, there were 1,451,914 shares of our common stock issued and outstanding. In addition, we have commitments to issue another 13,500 shares under an existing service contract. Refer to Note 16—Commitments and Contingencies for additional information.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of March 31, 2013, no shares of our preferred stock had been issued.

Investor Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of March 31, 2013, a total of 313,058 investor warrants had been issued and remained outstanding. The exercise price and remaining exercise period of these warrants range from $150.00 to $212.50 and from 0.1 to 6.2 years, respectively.

The exercise prices and expiration dates for 134,706 of these warrants were subsequently modified in connection with the $5.0 million Bridge Loan Financing completed on May 2, 2013.  Refer to Note 18—Subsequent Events for additional information.

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

Note 15—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Cumulative from August 5, 2010 (Inception) through March 31, 2013
	(thousands, except per share amounts)
Net loss attributable to Prospect Global Resources Inc.	$(79,854)	$(63,566)	$(160,254)
Weighted average number of common shares outstanding — basic	1,155	560	716
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding — fully diluted	1,155	560	716
Loss per share of common stock:
Basic and fully diluted loss per share of common stock	$(69.14)	$(113.51)	$(223.82)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with outstanding options (described in Note 13—Equity Based Compensation and Note 14—Shareholders’ Equity), were not included in the computation of loss per share above as to do so would have been antidilutive for the periods presented. The potentially dilutive warrants, grants and options totaled 0.6 million shares as of March 31, 2013.

Note 16—Commitments and Contingencies

Litigation

We have received correspondence from a shareholder who purchased $10 million of shares in our November 2012 public offering asserting a right to rescind the purchase based on violation of securities laws in connection with that offering.  We believe the claim is without merit and are vigorously defending against it.  No litigation has been commenced in this matter. In a letter dated June 14, 2013, the four underwriters in our November 2012 public offering notified us that they received a letter from this stockholder in which the stockholder elected to void its purchase of shares in our November 2012 public offering. Pursuant to the terms of the underwriting agreement we entered into with the underwriters in our November 2012 public offering, the underwriters requested that we appoint counsel for the underwriters to advise on this matter, subject to their determination that counsel is satisfactory, or, alternatively, we may authorize the underwriters to employ counsel at our expense.

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

Common Stock and Warrant Commitments

As of March 31, 2013, the Company had commitments to issue an additional 13,500 shares of our common stock and 1,600 warrants to purchase shares of our common stock in exchange for services under existing consulting contracts.  The 13,500 shares of common stock are due in quarterly increments of 1,500 shares each, with the next increment being due on April 5, 2013.  The 1,600 warrants are due in monthly tranches of 200 immediately exercisable warrants, with each such warrant tranche having a five year duration and a strike price equal to the most recent sales price of our common stock as reported on Nasdaq.  The due date for the next warrant tranche is April 1, 2013. As of the July 1, 2013, these commitments had been reduced to 1,200 shares of our common stock and 800 warrants to purchase shares of our common stock.

Note 17—Income Taxes

The components of income/(loss) from continuing operations before income taxes were as follows:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
United States	$(79,854)	$(63,566)
Total	$(79,854)	$(63,566)

A summary of the components of the net deferred tax assets and liabilities as of March 31, 2013 and 2012 is as follows:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(thousands)
Current deferred tax assets
Charitable contributions	$3	$—
Accrued bonuses	170	—
Accrued severance	138	—
Accrued expenses	4	10
Total current deferred tax assets	$315	$10

Non-current deferred tax assets
Investment in AWP	$—	$1,085
Operating loss carry forward	20,493	3,321
Start-up costs	100	107
Stock compensation	7,247	3,505
Warrant expense	2,161	—
Mineral properties	52,625	—
Exploration	5,892	—
Total non-current deferred tax assets	$88,518	$8,018

Valuation allowances	$(88,505)	$(7,956)

Total deferred tax assets	$328	$72

Current deferred tax liabilities
Prepaid expenses	$(226)	$(60)
Total current deferred tax liabilities	$(226)	$(60)

Non-current deferred tax liabilities
Fixed assets	(102)	(12)
Total non-current deferred tax liabilities	$(102)	$(12)

Total deferred tax liability	(328)	(72)

Net deferred income tax assets (liabilities)	$—	$—

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the net deferred tax asset balance of $88.5 million. If we are profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we will then reverse our valuation allowance and credit income tax expense.

At March 31, 2013 the Company had $56.5 million of federal net operating loss carryforwards in the United States which expire at various dates through March 31, 2033. Valuation allowances have been recorded on net operating loss carryforwards where the Company believes it is more likely than not that the net operating loss will not be realized. The Company will monitor the need for a valuation allowance on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

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

A reconciliation of the actual income tax benefit (provision) and the tax computed by applying the U.S. federal rate (35%) to the loss before income taxes is as follows:

	Year Ended	Year Ended
	March 31, 2013	March 31, 2012
	(thousands)	(thousands)
Tax benefit from continuing operations	$(29,374)	$(2,214)
State tax benefit from continuing operations	(1,008)	(63)
Non-deductible expenses	384	168
Derivative expense	665	—
Change in valuation allowance	80,549	1,765
Non-controlling interest	1,475	247
AWP step-up	(52,625)	—
Other	(66)	(97)
Total income tax expense (benefit)	$—	$—

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

Consideration to Karlsson for First Extension Agreement

In addition to changing the interest rate under the Karlsson Note from simple to compounding and payment of the tax gross-up amounts described above, as consideration to The Karlsson Group for entering into the First Extension Agreement and the related documents, we among other things, (i) increased The Karlsson Group’s royalty interest from 1% to 2% (Buffalo Management LLC has decreased its royalty interest from 2% to 1%  as described below) and eliminated the $75.0 million cap on The Karlsson Group’s previous 1% royalty interest, (ii) decreased the exercise price on The Karlsson Group’s warrants to purchase up to 112,117 shares of our common stock from $212.50 to $12.50 and allowed all of The Karlsson Group’s warrants to be exercisable on a cashless basis, (iii) provided Karlsson with an enhanced collateral package, including a parent guaranty from us and a pledge by us of 100% of the shares of our wholly owned subsidiary Prospect Global Resources Inc, a Delaware corporation and the owner of 100% of American West Potash LLC, (iv) extended the term of Karlsson’s right to receive 15% of the net proceeds from the sale of the Company by one year to August 1, 2017, and (v) agreed to pay Karlsson $275,000 for its attorneys’ fees and costs associated with consummation of the Extension Agreement and related agreements.

Karlsson Second Extension Agreement

On June 26, 2013, we entered into the Second Extension Agreement with The Karlsson Group which further restructured the Karlsson Note and related documents.

Under this amendment, the interim principal payment of $30.0 million that was due on the earlier of (i) six months following completion of a definitive feasibility study and (ii) January 2, 2015 has been eliminated. We are also required to place 50% of the net proceeds of the next $24.0 million of capital we raise (for a total of $12.0 million) into escrow for Holbrook Project expenses. Two million dollars of the proceeds we received from our recent $5.0 million public offering (see below) were placed into this escrow, reducing our remaining escrow obligation to $10.0 million.

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

Consideration to Karlsson for Second Extension Agreement

With this amendment, we issued Karlsson a five year warrant to purchase 60,000 of our common shares at $6.00 per share and amended our registration rights agreement with Karlsson to include the shares issuable upon exercise of the new warrant. The warrant may be exercised on a cashless basis. We also reimbursed Karlsson $125,000 for its legal fees and expenses.

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

Receipt of $5.0 million Debt Financing

On May 2, 2013 (and as further modified on May 22, 2013), we borrowed $5.0 million from two of our stockholders, Very Hungry LLC and Scott Reiman 1991 Trust (both related parties, see Note 12—Related Party Transactions for additional information) in exchange for $5.5 million in aggregate principal amounts of unsecured subordinated notes (“Bridge Loan Financing”). In consideration for this Bridge Loan Financing we reduced the exercise price on all warrants to purchase our common stock held by these parties to $15.00 per share (from exercise prices ranging from $212.50 per share to $150.00 per share) and extended the maturity of all these warrants to August 1, 2017. Very Hungry, LLC and the Scott Reiman 1991 Trust have agreed to invest their $5.5 million subordinated notes in convertible preferred stock that would be automatically convertible upon stockholder approval of the conversion into the same securities issued in the public offering that closed on June 26, 2013. If stockholder approval is not obtained, the subordinated promissory notes will mature on September 9, 2013.  The notes bear no interest.

The gross proceeds from this Bridge Loan Financing satisfied the May 15, 2013 funding milestone previously required under The Karlsson Group debt (see above).

Receipt of $5.0 million Public Offering

On June 26, 2013, we closed a public offering of an aggregate of 833,334 units (the “Units”), consisting of 833,334 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), together with (i) Series A warrants to purchase 833,334 additional shares of Common Stock (the “Series A Warrants”) and (ii) Series B warrants to purchase 833,334 additional shares of Common Stock and additional Series A Warrants to purchase 833,334 additional shares of Common Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”), at a public offering price of $6.00 per Unit in an underwritten public offering (the “Offering”). The underwriter exercised its option to purchase up to an additional 23,464 warrant units consisting of one Series A Warrant and one Series B Warrant at an exercise price of $0.005 per unit, less underwriting commissions, solely to cover overallotments.

The Series A Warrants were immediately exercisable on June 26, 2013 at an initial exercise price of $6.00 per share and expire on June 26, 2018. The Series B Warrants were exercisable immediately on June 26, 2013 at an exercise price of $6.00 per share. The Series B Warrants will expire at the close of business on November 1, 2013.

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

Note 19—Restatement

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

The Company has now determined that its capitalization of these development related costs was not fully in accordance with the U.S. GAAP and has amended and restated its March 31, 2012 and March 31, 2013 consolidated financial statements to expense certain costs previously capitalized in the balance sheet accounts for Mineral Properties and Deferred Fees. The net effect of these adjustments on the March 31, 2013 balance sheet was a reduction in the Mineral Properties account balance to $13.7 million from its previously reported balance of $40.0 million and the Deferred Fees account balance to nil from its previously reported balance of $7.8 million. With this restatement, we also reduced our previously reported expense for equity compensation related to unvested, forfeited stock options.  This resulted in a reduction of $0.6 million in our General and Administrative expenses for the year ended March 31, 2013 and nil for the year ended March 31, 2012.

Additionally, we retroactively adjusted for the change in equity as a result of the 1-for-50 reverse stock split that occurred on September 4, 2013.

The following tables reflect the adjustment and restated amounts:

Consolidated Balance Sheet

	March 31, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	39,994	(26,304)	13,690
Deferred fees	7,751	(7,751)	—
Total noncurrent assets	48,842	(34,055)	14,787
Total assets	51,062	(34,055)	17,007
SHAREHOLDER’S DEFICIT
Common stock	73	(72)	1
Additional paid-in capital	35,641	(5,306)	30,335
Losses accumulated in exploration stage	(131,577)	(28,677)	(160,254)
Total shareholder’s deficit - Prospect Global Resources, Inc.	(95,863)	(34,055)	(129,918)
Total liabilities and shareholder’s deficit	51,062	(34,055)	17,007

Consolidated Statement of Operations

	Twelve months ended March 31, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	18,575	18,575
General and administrative	42,737	5,721	48,458
Off-take arrangement fee	—	7,751	7,751
Total expenses	42,737	32,047	74,784
Loss from operations	(42,737)	(32,047)	(74,784)
Net loss	(51,878)	(32,047)	(83,925)
Net loss attributable to non-controlling interest	12	4,059	4,071
Net loss attributable to Prospect Global Resources, Inc.	(51,866)	(27,988)	(79,854)
Loss per share - basic and diluted	(44.91)	(24.23)	(69.14)

Consolidated Statement of Operations

	Inception through March 31, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	19,623	25,223
General and Administrative	61,102	6,049	67,151
Off-take arrangement fee	—	7,751	7,751
Total expenses	66,702	33,423	100,125
Loss from operations	(66,702)	(33,423)	(100,125)
Net loss	(134,668)	(33,423)	(168,091)
Net loss attributable to non-controlling interest	3,090	4,747	7,837
Net loss attributable to Prospect Global Resources, Inc.	(131,578)	(28,676)	(160,254)
Loss per share - basic and diluted	(183.77)	(40.05)	(223.82)

Consolidated Statement of Cash Flows

	Twelve months ended March 31, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(51,878)	(32,047)	(83,925)
Services paid for with securities	776	3,877	4,653
Stock based compensation	13,794	2,445	16,239
Deferred fees	(2,287)	2,287	—
Account payable	497	1,682	2,179
Accrued liabilities	(915)	4,578	3,663
Net cash used in operating activities	(17,645)	(17,178)	(34,823)

Investing activities:
Mineral properties	(18,777)	17,178	(1,599)
Net cash used in investing activities	(19,796)	17,178	(2,618)

Consolidated Statement of Cash Flows

	Inception through March 31, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(134,668)	(33,423)	(168,091)
Services paid for with securities	3,156	3,877	7,033
Stock based compensation	23,512	2,445	25,957
Deferred fees	(2,288)	2,288	—
Accounts payable	1,169	1,681	2,850
Accrued liabilities	(531)	5,049	4,518
Net cash used in operating activities	(29,360)	(18,083)	(47,443)

Investing activities:
Mineral properties	(20,773)	18,083	(2,690)
Net cash used in investing activities	(21,879)	18,083	(3,796)

Consolidated Balance Sheet

	March 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	13,468	(1,377)	12,091
Total noncurrent assets	13,630	(1,377)	12,253
Total assets	25,784	(1,377)	24,407
SHAREHOLDER’S EQUITY
Common Stock	40	(40)	—
Additional paid-in capital	91,957	40	91,997
Losses accumulated in exploration stage	(79,711)	(688)	(80,400)
Total shareholder’s equity - Prospect Global Resources, Inc.	12,285	(688)	11,597
Non-controlling interest	7,923	(689)	7,234
Total shareholder’s equity	20,208	(1,377)	18,831
Total liabilities and shareholder’s deficit	25,784	(1,377)	24,407

Consolidated Statement of Operations

	Fiscal Year ending March 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	4,954	1,048	6,002
General and administrative	16,877	329	17,206
Total expenses	21,831	1,377	23,208
Loss from operations	(21,831)	(1,377)	(23,208)
Net loss	(65,580)	(1,377)	(66,957)
Net loss attributable to non-controlling interest	2,702	689	3,391
Net loss attributable to Prospect Global Resources, Inc.	(62,878)	(688)	(63,566)
Loss per share - basic and diluted	(112.28)	(1.23)	(113.51)

Consolidated Statement of Operations

	Inception through March 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	1,048	6,648
General and administrative	18,364	329	18,693
Total expenses	23,964	1,377	25,341
Loss from operations	(23,964)	(1,377)	(25,341)
Net loss	(82,789)	(1,377)	(84,166)
Net loss attributable to non-controlling interest	3,078	689	3,767
Net loss attributable to Prospect Global Resources, Inc.	(79,711)	(688)	(80,399)
Loss per share - basic and diluted	(172.91)	(1.49)	(174.40)

Consolidated Statement of Cash Flows

	Fiscal Year ended March 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating Activities:
Net loss	(65,580)	(1,377)	(66,957)
Accrued liabilities	299	471	770
Net cash used in operating activities	(10,443)	(906)	(11,349)

Investing Activities:
Mineral Properties	(1,949)	906	(1,043)
Net cash used in investing activities	(2,030)	906	(1,124)

Consolidated Statement of Cash Flows

	Inception through March 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(82,789)	(1,377)	(84,166)
Accrued liabilities	386	471	857
Net cash used in operating activities	(11,712)	(906)	(12,618)

Investing activities:
Mineral properties	(1,997)	906	(1,091)
Net cash used in investing activities	(2,086)	906	(1,180)

The Company has also restated the June 30, 2012, September 30, 2012 and December 31, 2012 interim consolidated financial statements to expense certain costs previously capitalized in the balance sheet accounts for Mineral Properties and Deferred Fees and to adjust for certain expenses related to unvested, forfeited stock options.  As a result, the interim consolidated statements of operations for the three month periods ended June 30, 2012, September 30, 2012 and December 31, 2012 were amended and restated to expense $6.5 million, $9.0 million and $14.7 million, respectively, of costs previously capitalized. The interim consolidated statement of operations for the six month period ended September 30, 2012 and the nine month periods ended December 31, 2012 were amended and restated to expense $15.5 million and $30.2 million(1), respectively, of costs previously capitalized.  Corresponding changes were made to the interim consolidated statement of operations and the interim consolidated statements of cash flows for the periods from inception and the interim consolidated statements of cash flows for the three months ended June 30, 2012, the six months ended September 30, 2012, and the nine months ended December 31, 2012.

(1) $29.8 million net of the $0.4 million reduction in General and Administrative expenses for unvested, forfeited stock options for the nine months ended December 31, 2012.

The details of these restatements are outlined in the tables below.  The per share amounts in these tables have been adjusted for the 1 for 50 reverse stock split that occurred on September 4, 2013.

Consolidated Balance Sheet

	June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	20,067	(7,877)	12,190
Total noncurrent assets	20,371	(7,877)	12,494
Total assets	22,071	(7,877)	14,194
SHAREHOLDER’S EQUITY
Common stock	39	(39)	—
Additional paid-in capital	86,719	39	86,758
Losses accumulated in exploration stage	(83,032)	(3,939)	(86,971)
Total shareholder’s equity - Prospect Global Resources, Inc.	4,727	(3,938)	789
Non-controlling interest	7,915	(3,939)	3,976
Total shareholder’s equity	12,642	(7,877)	4,765
Total liabilities and shareholder’s equity	22,071	(7,877)	14,194

Consolidated Statement of Operations

	Three months ended June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	5,568	5,568
General and administrative	3,328	932	4,260
Total expenses	3,328	6,500	9,828
Loss from operations	(3,328)	(6,500)	(9,828)
Net loss	(3,328)	(6,500)	(9,828)
Net loss attributable to non-controlling interest	7	3,250	3,257
Net loss attributable to Prospect Global Resources, Inc.	(3,321)	(3,250)	(6,571)
Loss per share - basic and diluted	(4.20)	(4.12)	(8.32)

Consolidated Statement of Operations

	Inception through June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	6,616	12,216
General and administrative	21,692	1,261	22,953
Total expenses	27,292	7,877	35,169
Loss from operations	(27,292)	(7,877)	(35,169)
Net loss	(86,117)	(7,877)	(93,994)
Net loss attributable to non-controlling interest	3,085	3,939	7,024
Net loss attributable to Prospect Global Resources, Inc.	(83,032)	(3,938)	(86,970)
Loss per share - basic and diluted	(164.42)	(7.80)	(172.22)

Consolidated Statement of Cash Flows

	Three months ended June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(3,328)	(6,500)	(9,828)
Accounts payable	434	1,722	2,156
Accrued liabilities	258	1,088	1,346
Net cash used in operating activities	(2,079)	(3,690)	(5,769)

Investing activities:
Mineral properties	(3,788)	3,690	(98)
Net cash used in investing activities	(8,937)	3,690	(5,247)

Consolidated Statement of Cash Flows

	Inception through June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(86,117)	(7,877)	(93,994)
Accounts payable	1,106	1,723	2,829
Accrued liabilities	644	1,559	2,203
Net cash used in operating activities	(13,292)	(4,595)	(17,887)

Investing activities:
Mineral properties	(5,784)	4,595	(1,189)
Net cash used in investing activities	(11,523)	4,595	(6,928)

Consolidated Balance Sheet

	September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	29,036	(16,846)	12,190
Total noncurrent assets	29,638	(16,846)	12,792
Total assets	41,604	(16,846)	24,758
SHAREHOLDER’S DEFICIT
Common stock	55	(55)	—
Additional paid-in capital	1,275	(4,691)	(3,416)
Losses accumulated in exploration stage	(96,977)	(12,100)	(109,077)
Total shareholder’s (deficit) - Prospect Global Resources, Inc.	(95,646)	(16,846)	(112,492)
Total shareholder’s (deficit)	(95,646)	(16,846)	(112,492)
Total liabilities and shareholder’s deficit (deficit)	41,604	(16,846)	24,758

Consolidated Statement of Operations

	Three months ended September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	5,802	5,802
General and administrative	12,080	3,167	15,247
Total expenses	12,080	8,969	21,049
Loss from operations	(12,080)	(8,969)	(21,049)
Net loss	(13,951)	(8,969)	(22,920)
Net loss attributable to non-controlling interest	6	807	813
Net loss attributable to Prospect Global Resources, Inc.	(13,945)	(8,162)	(22,107)
Loss per share - basic and diluted	(12.75)	(7.46)	(20.21)

Consolidated Statement of Operations

	Six Months ended September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	11,370	11,370
General and administrative	15,408	4,099	19,507
Total expenses	15,408	15,469	30,877
Loss from operations	(15,408)	(15,469)	(30,877)
Net loss	(17,279)	(15,469)	(32,748)
Net loss attributable to non-controlling interest	13	4,057	4,070
Net loss attributable to Prospect Global Resources, Inc.	(17,266)	(11,412)	(28,678)
Loss per share - basic and diluted	(18.31)	(12.10)	(30.41)

Consolidated Statement of Operations

	Inception through September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	12,418	18,018
General and administrative	33,771	4,428	38,199
Total expenses	39,371	16,846	56,217
Loss from operations	(39,371)	(16,846)	(56,217)
Net loss	(100,068)	(16,846)	(116,914)
Net loss attributable to non-controlling interest	3,091	4,746	7,837
Net loss attributable to Prospect Global Resources, Inc.	(96,977)	(12,100)	(109,077)
Loss per share - basic and diluted	(168.66)	(21.04)	(189.70)

Consolidated Statement of Cash Flows

	Six months ended September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities
Net loss	(17,279)	(15,469)	(32,748)
Stock based compensation	8,228	2,454	10,682
Account payable	(249)	2,348	2,099
Accrued liabilities	980	1,680	2,660
Net cash used in operating activities	(5,719)	(8,987)	(14,706)

Investing activities
Mineral properties	(9,085)	8,987	(98)
Net cash used in investing activities	(9,481)	8,987	(494)

Consolidated Statement of Cash Flows

	Inception through September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating Activities:
Net loss	(100,068)	(16,846)	(116,914)
Stock based compensation	17,946	2,454	20,400
Account payable	423	2,348	2,771
Accrued liabilities	1,365	2,151	3,516
Net cash used in operating activities	(17,430)	(9,893)	(27,323)

Investing Activities:
Mineral Properties	(11,082)	9,893	(1,189)
Net cash used in investing activities	(11,567)	9,893	(1,674)

Consolidated Balance Sheet

	December 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	35,991	(23,801)	12,190
Deferred fees	7,751	(7,751)	—
Total noncurrent assets	44,517	(31,554)	12,963
Total assets	55,304	(31,554)	23,750
SHAREHOLDER’S DEFICIT
Common stock	73	(72)	1
Additional paid-in capital	34,265	(5,046)	29,219
Losses accumulated in exploration stage	(116,727)	(26,436)	(143,163)
Total shareholder’s deficit - Prospect Global Resources, Inc.	(82,390)	(31,554)	(113,944)
Non-controlling interest	—	—	—
Total shareholder’s deficit	(82,390)	(31,554)	(113,944)
Total liabilities and shareholder’s deficit	55,304	(31,554)	23,750

Consolidated Statement of Operations

	Three months ended December 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	5,646	5,646
General and administrative	15,110	937	16,047
Off-take arrangement fee	—	7,751	7,751
Total expenses	15,110	14,334	29,444
Loss from operations	(15,110)	(14,334)	(29,444)
Net loss	(19,751)	(14,334)	(34,085)
Net loss attributable to non-controlling interest	—	—	—
Net loss attributable to Prospect Global Resources, Inc.	(19,751)	(14,334)	(34,085)
Loss per share - basic and diluted	(15.36)	(11.14)	(26.50)

Consolidated Statement of Operations

	Nine Months ended December 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	17,016	17,016
General and administrative	30,518	5,036	35,554
Off-take arrangement fee	—	7,751	7,751
Total expenses	30,518	29,803	60,321
Loss from operations	(30,518)	(29,803)	(60,321)
Net loss	(37,030)	(29,803)	(66,833)
Net loss attributable to non-controlling interest	12	4,057	4,069
Net loss attributable to Prospect Global Resources, Inc.	(37,018)	(25,746)	(62,764)
Loss per share - basic and diluted	(34.99)	(24.33)	(59.32)

Consolidated Statement of Operations

	Inception through December 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	18,064	23,664
General and administrative	48,881	5,365	54,246
Off-take arrangement fee	—	7,751	7,751
Total expenses	54,481	31,180	85,661
Loss from operations	(54,481)	(31,180)	(85,661)
Net loss	(119,819)	(31,180)	(150,999)
Net loss attributable to non-controlling interest	3,091	4,746	7,837
Net loss attributable to Prospect Global Resources, Inc.	(116,728)	(23,434)	(140,162)
Loss per share - basic and diluted	(182.10)	(36.56)	(218.66)

Consolidated Statement of Cash Flows

	Nine months ended December 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(37,030)	(29,803)	(66,833)
Services paid for with securities	672	3,875	4,547
Stock based compensation	12,649	2,578	15,227
Deferred fees	(1,938)	1,938	—
Accounts payable	(1,773)	3,191	1,418
Accrued liabilities	1,781	2,780	4,561
Net cash used in operating activities	(12,650)	(15,441)	(28,091)

Investing activities:
Mineral properties	(15,539)	15,441	(98)
Net cash used in investing activities	(16,181)	15,441	(740)

Consolidated Statement of Cash Flows

	Inception through December 31, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities
Net loss	(119,819)	(31,180)	(150,999)
Services paid for with securities	3,052	3,876	6,928
Stock based compensation	22,367	2,578	24,945
Deferred fees	(1,938)	1,938	—
Accounts payable	(1,101)	3,191	2,090
Accrued liabilities	2,165	3,252	5,417
Net cash used in operating activities	(24,363)	(16,345)	(40,708)

Investing activities
Mineral properties	(17,535)	16,345	(1,190)
Net cash used in investing activities	(18,266)	16,345	(1,921)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Restated)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the Company’s controls and procedures.

Prior to the filing of the Company’s Form 10-K for the fiscal year ended March 31, 2013, Company management, with the participation of the Company’s CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. Subsequently, the Company determined that there was a material weakness in its internal controls over financial reporting as of March 31, 2013 due to the restatement described below and in Note 19 to the consolidated financial statements included elsewhere in this Amendment. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Prior to filing our 10-K, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2013. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, our CEO and CFO had believed that our internal control over financial reporting was effective as of March 31, 2013.

Subsequent to that evaluation, in connection with the restatement discussed in Note 19 to the consolidated financial statements included elsewhere in this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, determined that the material weakness described below existed as of March 31, 2013. Accordingly, as a result of this material weakness, our CEO and CFO concluded that our internal control over financial reporting was not effective as of March 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has considered the underlying causes for this Amendment, as more fully described in the Explanatory Note and in Note 19 to the consolidated financial statements included elsewhere in this report, and determined that the restatements were due to a material weakness in the Company’s internal control over financial reporting regarding the requirements under United States generally accepted accounting principles (“U.S. GAAP”) and SEC Industry Guide 7. However, management also believes the circumstances leading to the restatements were isolated incidents related to the interpretation of SEC Industry Guide 7 and specific accounting literature pertaining to unvested stock compensation under U.S. GAAP and that no further corrective action is necessary to remedy the material weakness.

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

Item 9B.  Other Information

None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report are as follows:

1.                        Financial Statements

The following financial statements of Prospect Global are included at the indicated pages of the document as stated below:

Report of Independent Registered Public Accounting Firm	30
Financial Statements:
Consolidated Balance Sheets as of March 31, 2013 and 2012	31
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	32
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the cumulative period from August 5, 2010 (Inception) through March 31, 2013	33
Consolidated Statements of Shareholders’ Equity (Deficit) from August 5, 2010 (Inception) to March 31, 2013	34
Notes to Consolidated Financial Statements	35

2.                        Financial Statement Schedules

Financial statement schedules are omitted because they are not required or not applicable.

3.                        Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on February 12, 2014.

PROSPECT GLOBAL RESOURCES INC.

/s/ Damon Barber
Damon Barber
Chief Executive Officer and Principal Executive Officer