Form 10-Q/A
period 2013-06-30
PROSPECT GLOBAL RESOURCES INC.
filed 2014-02-12
CIK 1477032

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2013 (our “Form 10-Q”). This Amendment is being filed to amend and restate the quarterly consolidated financial statements for the three months ended June 30, 2013 and 2012 in order to (i) reverse stock compensation related to unvested stock option awards for former employees and board members, (ii) expense certain costs that had been previously capitalized and (iii) remove references to us being a development stage company. Accordingly, we have amended the quarterly consolidated financial statements contained in Item 1 of Part I. We have also added a new note, Note 18, to our consolidated financial statements to show the adjustments that have been made to the consolidated financial statements as a result of this restatement.

Pursuant to Item 302(a)(2) of Regulation S-K, Note 18 includes restated, unaudited, consolidated financial information for the interim period ended June 30, 2013. This supplemental information identifies each financial statement line item affected for the period.

Additionally, all common share amounts and computations using such amounts in this Amendment have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed, and new Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-Q.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(In thousands, except number of shares and par value amounts)

	June 30, 2013
	(Restated – Note 18)	March 31, 2013
	(Unaudited)	(Restated – Note 18)
ASSETS
Current assets
Cash and cash equivalents	$1,372	$1,024
Restricted cash	2,432	—
Accounts receivable	4	6
Related party receivable	25	25
Other current assets	1,066	1,165
Total current assets	4,899	2,220

Noncurrent assets
Land	399	380
Mineral properties	13,690	13,690
Equipment (net of accumulated depreciation of $184 and $132, respectively)	569	613
Other long-term assets	219	104
Total noncurrent assets	14,877	14,787

Total assets	$19,776	$17,007

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,265	$2,849
Accrued liabilities	3,125	11,758
Buffalo liability (Note 8)	9,200	—
Grandhaven option	4,060	4,060
Current portion of long-term debt (net of unamortized discount of $2,601 and nil, respectively)	2,899	122,032
Tax gross-up on note payable (Note 9)	1,164	6,226
Derivative warrant liabilities (Note 13)	4,505	—
Total current liabilities	27,218	146,925

Noncurrent liabilities
Tax gross-up on note payable (Note 9)	16,465	—
Noncurrent portion of long-term debt (net of unamortized discount of $30,278 and nil, respectively)	91,304	—
Interest payable	10,001	—
Other long-term liabilities	100	—
Total noncurrent liabilities	117,870	—

Total liabilities	145,088	146,925

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ DEFICIT (1)
Preferred stock: $0.001 par value; 100,000,000 shares authorized; none outstanding	—	—
Common stock: $0.001 par value; 300,000,000 shares authorized; 2,302,388 and 1,451,914 issued and outstanding at June 30, 2013 and March 31, 2013, respectively	2	1
Additional paid-in capital	33,923	30,335
Losses accumulated in the exploration stage	(159,237)	(160,254)
Total shareholders’ deficit	(125,312)	(129,918)

Total liabilities and shareholders’ deficit	$19,776	$17,007

(1)   All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(An Exploration Stage Company)

(unaudited)

(In thousands, except per share amounts)

			Cumulative from
	Three Months	Three Months	August 5, 2010
	Ended	Ended	(Inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Restated - Note 18)	(Restated - Note 18)	(Restated - Note 18)
Expenses:
Exploration	$1,212	$5,568	$26,435
General and administrative	5,417	4,260	72,568
Off-take arrangement fee (Note 6)	—	—	7,751
Total expenses	6,629	9,828	106,754

Loss from operations	(6,629)	(9,828)	(106,754)

Other income (expense):
Derivative gains (losses)	2,900	—	(53,766)
Gain on debt extinguishment (Note 9)	13,114	—	11,114
Loss on sale of fixed assets	(2)	—	(2)
Interest, net	(8,366)	—	(17,666)
Total other income (expense)	7,646	—	(60,320)

Income tax expense	—	—	—

Net loss	1,017	(9,828)	(167,074)

Net loss attributable to non-controlling interest	—	3,257	7,837

Net loss attributable to Prospect Global Resources Inc.	$1,017	$(6,571)	$(159,237)

Earnings per share (1)
Basic and diluted
Earnings (Loss) per share	$0.68	$(8.32)	$(203.11)
Weighted average number of shares outstanding	1,505	790	784

(1)   All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(An Exploration Stage Company)

(unaudited)

(In thousands)

			Cumulative from
			August 5, 2010
	Three Months		(Inception)
	Ended	Three Months Ended	through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Restated – Note 18)	(Restated – Note 18)	(Restated – Note 18)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$1,017	$(9,828)	$(167,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services paid for with securities	256	167	7,290
Apollo fees paid with promissory note	—	—	6,750
Derivative (gains) losses	(2,900)	—	53,766
Gain on debt extinguishment	(13,514)	—	(11,514)
Loss on sale of fixed assets	2	—	2
Stock-based compensation	(97)	444	25,860
Warrant Expense	3,300	—	3,300
Interest expense	5,286	—	14,596
Amortization of debt discount	3,800	—	3,800
Amortization of deferred financing costs	22	—	22
Karlsson Group Tax Gross Up	—	—	6,226
Depreciation	54	8	167
Changes in operating assets and liabilities:
Accounts receivable	2	—	(4)
Other current assets	172	(64)	(493)
Deposits	—	—	(104)
Accounts payable	(584)	2,158	2,266
Accrued liabilities	(1,391)	1,346	3,127
Change in derivative warrant liabilities	(785)	—	(785)
Change in other long-term assets	(210)	—	(210)
Change in other long-term liabilities	100	—	100
Net cash (used) in operating activities	$(5,470)	$(5,769)	$(52,912)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Mineral properties	$—	$(98)	$(2,690)
Land acquisitions	(19)	—	(399)
Increase in restricted cash	(2,432)	—	(2,432)
Equipment acquisitions	(11)	(150)	(738)
Net cash (used) in investing activities	$(2,462)	$(248)	$(6,259)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from convertible notes	$5,000	$1,000	$14,049
Merkin note amendment	—	—	(2,000)
Karlsson Note principal payments	—	—	(9,718)
Proceeds from common stock issued	3,280	—	83,212
Non-controlling interest acquisition	—	(5,000)	(25,000)
Net cash provided by (used in) financing activities	$8,280	$(4,000)	$60,543

Net increase (decrease) in cash and cash equivalents	348	(10,017)	1,372
Cash and cash equivalents- beginning of period	1,024	11,300	—
Cash and cash equivalents - end of period	$1,372	$1,283	$1,372

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	—	(1,125)
Warrants issued and recorded as deferred financing costs	1,714	—	(1,671)
Grandhaven Option, net of $25,000 receivable	—	—	4,036
Accrued cost of public offering	298	350	298
Non-controlling interest acquisition	—	500	500
SK Land Holdings Option	—	—	500

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(An Exploration Stage Company)

(In thousands, except number of shares)

				Losses
				Accumulated in
			Additional	the	Non-	Total
	Common Stock (1)		Paid-	Exploration	Controlling	Shareholders’
	Shares	Amount	in Capital (1)	Stage	Interest	Equity
Balance at August 5, 2010 (Inception)	—	$—	$—	$—	$—	$—
Stock issued in private placements	328,273	0	54	—	—	54
Stock-based compensation	17,000	0	1	—	—	1
Contributions	—	—	—	—	11,000	11,000
Stock issued for services	42,833	0	316	—	—	316
Stock acquired through merger	34,700	0	(0)	—	—	—
Convertible notes and accrued interest converted into common stock	7,171	—	1,076	—	—	1,076
Net loss	—	—	—	(16,834)	(375)	(17,209)
Balance at March 31, 2011	429,977	0	1,447	(16,834)	10,625	(4,762)

Stock issued in private placements	85,552	0	13,972	—		13,972
Stock issued for services	10,000	0	2,061	—	—	2,061
Stock-based compensation	14,000	0	9,717	—	—	9,717
Convertible notes and accrued interest converted into common stock	250,254	0	64,800	—	—	64,800
Net loss	—	—	—	(63,566)	(3,391)	(66,957)
Balance at March 31, 2012	789,783	0	91,997	(80,400)	7,234	18,831

Stock issued for services	40,425	0	4,652	—	—	4,652
Non-controlling interest acquisition	—	—	(179,056)	—	(3,163)	(182,219)
The Karlsson Group warrant issuance	—	—	34,620	—	—	34,620
Stock issued in private placements	4,706	—	1,000	—	—	1,000
Stock issued in public offerings	608,000	1	66,289	—	—	66,290
Cost of public offerings	—	—	(5,406)	—	—	(5,406)
Stock-based compensation	9,000	0	16,239	—	—	16,239
Net loss	—	—	—	(79,854)	(4,071)	(83,925)
Balance at March 31, 2013	1,451,914	$1	$30,335	$(160,254)	$—	$(129,918)

Stock issued for services	17,140	0	254	—	—	254
Stock issued in public offerings	833,334	1	2,143	—	—	2,144
Cost of public offerings	—	—	(1,706)	—	—	(1,706)
Very Hungry warrant issuance	—	—	1,715	—	—	1,715
The Karlsson Group warrant issuance	—	—	190	—	—	190
Warrant reclass to liability	—	—	1,089	—	—	1,089
Stock-based compensation	—	—	(97)	—	—	(97)
Net income	—	—	—	1,017	—	1,017
Balance at June 30, 2013 (unaudited)	2,302,388	$2	$33,923	$(159,237)	$—	$(125,312)

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

Notes to Consolidated Financial Statements

(An Exploration Stage Company)

(unaudited)

Note 1 — Organization and Business Operations

Prospect Global Resources Inc., a Nevada corporation (individually or in any combination with its subsidiaries, “Prospect,” the “Company,” “we,” “us,” or “our”), is an exploration stage company engaged in the exploration of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project.

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

We have incurred net losses totaling $159.2 million since our inception and as of June 30, 2013 we had a working capital deficit of $22.3 million.  These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

As of August 14, 2013, we had unrestricted cash balances totaling approximately $0.6 million which according to our projections should be sufficient to fund our on-going operations through mid-to-late September 2013.  However, we have a $1.2 million tax gross-up payment that is owed to the Karlsson Group on or before September 10, 2013.  We are currently evaluating multiple options to alleviate our liquidity needs including, but not limited to, raising additional funds and re-negotiating our debt agreements.

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

On June 26, 2013 we closed a public offering of common stock and warrants generating gross proceeds of $5.0 million.  The participating investors received 856,798 Series A Warrants and 856,798 Series B Warrants with each Series A Warrant entitling the holder thereof the right to purchase one additional share of our common stock in exchange for $6.00and with each Series B Warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional Series A Warrant in exchange for $6.00 per Series B Warrant.  The Series B Warrants expire at the close of business on November 1, 2013.  If fully exercised, the B Series Warrant would generate immediate cash proceeds to the Company of approximately $5.1 million.  However, there can be no assurance that any, or all, of the B Series Warrants will be exercised.

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

Basis of Presentation

The accompanying unaudited Interim Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on February 12, 2014.

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

Exploration Stage

As of June 30, 2013, the Company was considered an exploration stage enterprise since none of the Company’s mineral properties had proven or probable reserves as determined under the requirements of SEC Industry Guide No. 7. Further analysis, including additional in-fill drilling and feasibility study, is required before any portion of the resource, if any, can potentially be upgraded to a proven or probable reserve status pursuant to SEC Industry Guide 7.

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

Note 3 — Restricted Cash

Under the terms of the Second Extension Agreement we entered into with the Karlsson Group on June 26, 2013, we are required to deposit 50% of the net proceeds of the next $20.0 million of capital we raise (for a total of $10.0 million) into escrow for Holbrook Project expenses.  As of June 30, 2013, we had approximately $2.4 million remaining in escrow related to our recently completed capital raising activities.  Pursuant to the Second Extension Agreement, this escrowed cash will be used to fund our planned in-fill drilling program and other related activities in the Holbrook Basin over the next several months.

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

Note 6 — Off-take Arrangement Fee

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

Upon execution of the Sichuan agreement, the Company owed a one-time off-take arrangement fee to a third party of $7.8 million, payable 50% in cash and 50% in common stock.  As of June 30, 2013, the Company had issued 33,125 shares of common stock and paid $2.3 million in cash to the third party with the remaining $1.6 million being included in accrued liabilities at June 30, 2013.  This arrangement fee was expensed when incurred.  See also Note 18 — Restatement.

Note 7 — Accounts Payable and Accrued Liabilities

Exploration costs associated with the Holbrook Project in the amount of $1.5 million and $2.1 million are included in accounts payable at June 30, 2013 and March 31, 2013, respectively.

Accrued liabilities at June 30, 2013 and March 31, 2013 included:

	June 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Drilling/permitting	$72	$140
Mineral lease obligations	—	1,500
Legal	120	112
Board of Directors’ fees	—	125
Sichuan off-take arrangement fee	1,588	1,588
Interest on promissory notes	76	7,229
Compensation and other	1,269	1,064
Total accrued liabilities	$3,125	$11,758

Drilling and permitting costs are expensed as incurred and are for exploration costs associated with the Holbrook Project. The Sichuan off-take arrangement fee is the remainder of a one-time fee due to a third-party consulting group.  The interest on promissory notes at March 31, 2013, the entire balance of which related to the interest owing under the Karlsson and Apollo notes, is included in other long-term liabilities at June 30, 2013.  This change in classification from current liability to non-current liability was due to the restructuring of these notes during the current quarter.

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

To value the surrendered gross revenue interest, we engaged an independent third party valuation firm to determine the fair value of this interest.  This valuation served as a reference point for the independent director appointed by our Board to negotiate the consideration to be received by Buffalo in exchange for its 1% gross revenue interest.  The estimate of the Buffalo liability at June 30, 2013 reflects the value of the consideration that has been approved by the independent directors of the board to be exchanged with Buffalo for this 1% gross revenue interest.  Refer to Note 17 — Subsequent Events for further details.

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

Very Hungry Notes

On May 2, 2013, we borrowed $5.0 million from Very Hungry, LLC and the Scott Reiman 1991 Trust (“the Very Hungry Parties”) in exchange for $5.5 million in unsecured, subordinated promissory notes (“the Very Hungry Notes”).  The Very Hungry Notes bear no interest and mature on September 9, 2013. The Very Hungry Notes also contained a conversion option giving them the right to convert the Notes in our previously announced investor rights offering.  As additional consideration to the Very Hungry Parties, we amended all of their warrants reducing the exercise price to $15.00 and extending the expiration date to August 1, 2017.

As a result of the transaction, we subsequently realized a $2.9 million derivative gain related to the embedded conversion options when this rights offering was terminated on June 17, 2013. The $2.9 million represented the estimated fair value of this conversion feature based on a Black-Scholes model using the rights offering price of $11.00 per share.

On July 10, 2013, the Very Hungry Parties exchanged the Very Hungry Notes for 5.5 million shares of the Company’s newly created senior mandatorily convertible preferred stock. Refer to Note 17 — Subsequent Events for further details.

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

Pursuant to the termination agreement we: (i) paid Buffalo $975,000 in cash and issued them a warrant to purchase 7,043 shares of our common stock for $130.00 per share in satisfaction of the $1.5 million fee payable to it in connection with the acquisition of the 50% of American West Potash that we did not previously own; (ii) issued Buffalo a warrant to purchase 5,366 shares of our common stock for $130.00 per share in connection with services rendered by Buffalo in connection with our July, 2012 public offering of 308,000 shares of common stock at $130.00 per share; and (iii) issued Buffalo a warrant to purchase 40,000 shares of our common stock for $130.00 per share in consideration of Buffalo terminating its right to future transaction fees and the $20,000 monthly consulting fee under the management services agreement.  The fee payable to Buffalo is equal to 2% of Prospect Global’s annual gross revenues in perpetuity and provided for under Section 2(a) of the management services agreement survived the termination.  On April 15, 2013 and as a condition to the Extension Agreement entered into with The Karlsson Group on this same date, this 2% fee was reduced to 1% in exchange for other considerations. Refer to Note 17—Subsequent Events for additional information.

The warrant to purchase an aggregate of 52,409 shares of our common stock for $130.00 per share that we issued to Buffalo on August 1, 2012 is exercisable through July 31, 2017, subject to a two year extension in the event of a change of control of Prospect Global.  The fair value of the warrant issued to Buffalo on August 1, 2012 was estimated at $5.2 million using the Black-Scholes pricing model.  Significant inputs included the Company’s stock price, an estimated term of five years, estimated volatility of

177.26%, risk free rate of 0.61% and no dividends.  We also amended our registration rights agreement with Buffalo to cover the shares issuable pursuant to the August 1, 2012 warrant.  The amended registration rights agreement provides for demand and piggy-back registration rights, provided that each demand registration is limited to 22,000 shares.

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

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein, one of our directors and executive vice chairman, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel. Mr. Brownstein’s father controls 35,563 shares of Prospect Global’s common stock which includes the 15,640 shares issued in May 2013 in lieu of payment for services then owing in the amount of $0.2 million. We have agreed to issue Brownstein Hyatt an additional 49,875 shares of our common stock upon stockholder approval of a proposed reverse stock split as payment for services then owing in the amount of $0.2 million.

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

Hexagon Investments, LLC / Grandhaven Energy, LLC / Very Hungry LLC /Scott Reiman 1991 Trust

One of our former board members, Scott Reiman, who served on our board from August 2011 to March 2012, is the founder of Hexagon Investments, LLC (“Hexagon”). Conway Schatz, one of our current directors, is an employee of Hexagon. Hexagon was not a related party prior to these transactions. The relationship between Hexagon, Grandhaven Energy, Very Hungry and the Scott Reiman 1991 Trust and the details of our transactions with these entities are summarized below:

•            On April 25, 2011, we issued a $2.5 million face value secured convertible note in exchange for net proceeds of $2.5 million. The note converted into 17,630 shares of our common stock on November 22, 2011. We also issued Hexagon two warrants to purchase 63,333 shares of our common stock. Both warrants (as amended) are exercisable until August 1, 2017 at an exercise price of $15.00 per share. In connection with issuance of the convertible note we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•            On September 19, 2011, we issued a $1.5 million convertible secured note in exchange for net proceeds of $1.5 million. This note converted to 7,981 shares of our common stock on November 22, 2011. We also issued Hexagon a warrant (as amended) to purchase up to 19,608 shares of our common stock at an exercise price of $15.00 per share, which is exercisable until August 1, 2017. In connection with issuance of the convertible note, we granted piggy-back registration rights to Hexagon for the shares issuable upon conversion of the note and exercise of the warrants.

•            On November 22, 2011, we sold 51,765 shares of common stock and a warrant (as amended) to purchase 51,765 shares of common stock at $15.00 per share for total cash proceeds of $11.0 million to Very Hungry LLC, an affiliate of Hexagon. The warrant is exercisable at any time through August 1, 2017. We granted piggy-back registration rights for the shares purchased and issuable upon exercise of the warrant.

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

•            On May 2, 2013, we borrowed $5.0 million from Very Hungry, LLC and the Scott Reiman 1991 Trust in exchange for $5.5 million in unsecured, subordinated promissory notes.  Refer to Note 9—Debt and Tax Gross-ups on Debt for additional information.  In consideration for this loan, we reduced the exercise price on all warrants to purchase our common stock held by the Very Hungry Parties to $15.00 per share (from exercises prices ranging from $212.50 per share to $150.00 per share) and extended the maturity of all these warrants to August 1, 2017.

•            On July 10, 2013 we entered into a note exchange and subscription agreement with Very Hungry and the Scott Reiman 1991 Trust, whereby they exchanged their $5.5 million unsecured, subordinated promissory notes issued on May 2, 2013 for 5.5 million shares of a newly created senior mandatorily convertible preferred stock. The preferred stock will convert into the same units issued in our June 2013 public offering at a conversion price equal to the public offering price of $6.00 per share upon shareholder approval of the conversion and of a proposed reverse stock split of up to 50-for-one, which will be voted upon at our annual meeting of stockholders expected to be held in late August 2013. Absent obtaining stockholder approval, the preferred stock will begin to accrue dividends of 20% per annum starting December 15, 2013, increasing to 25% on June 15, 2014 and again to 30% on December 31, 2014. The preferred stock limits the voting power of all common stock and preferred stock held by the preferred stock holders to 19.99% of the outstanding voting power.

Note 11—Equity Based Compensation

Stock Options

Effective August 22, 2011, the Board and the stockholders approved both the 2011 Employee Equity Incentive Plan (“Employee Plan”) and 2011 Director and Consultant Equity Incentive Plan (“Director Plan”). Amendments to increase the allowable shares to be issued under both Plans were approved by stockholders of the Company on August 27, 2012. The amended Employee Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 270,000 shares, of which 189,400 remained available for issuance at June 30, 2013. The amended Director Plan authorizes the Board, or its designated committee, to issue up to an aggregate of 164,000 shares, of which 74,500 remained available for issuance at June 30, 2013. Awards issued under the Plans may include stock options, stock appreciation rights, bonus stock and/or restricted stock. Awards may be settled in cash, stock or a combination thereof, at the discretion of the Board. New amendments to the Plans are currently being sought, which if approved at our Annual Meeting of Stockholders to be held on August 30, 2013, would increase the number of authorized shares available under the Plan to 96.7 million initially and thereafter be equal to 10% of the Company’s outstanding shares of capital stock from time to time.

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

Expected Term	.11 to 9.76 years
Volatility*	113.4% to 181.5%*
Risk-Free Rate	0.04% to 2.00%
Dividend Yield	—

*                 The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of June 30, 2013 and changes during the three months then ended is presented below.

Stock Options	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2013	186	160.71	—	9.02
Granted	2	15.00	—	0.11
Exercised	—	—	—	—
Forfeited or expired	(18)	157.41	—	—
Outstanding at June 30, 2013	170	175.85	—	8.70
Vested at June 30, 2013	131	189.00	—	8.55

The weighted average grant date fair value of the stock options granted for the three months ended June 30, 2013 and 2012  $2.10 and was nil, respectively.

A summary of the status of the non-vested stock options as of June 30, 2013, and changes during the three months ended June 30, 2013 is presented below.

Non-vested Stock Options	Shares (000)	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	54	$99.63
Granted	2	2.10
Vested	(3)	48.57
Forfeited	(14)	130.59
Non-vested at June 30, 2013	39	$87.65

As of June 30, 2013, there was $0.7 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the three months ended June 30, 2013 and 2012 was $(0.1) million and $0.4 million, respectively.

Warrants Issued for Services

The Company has issued 98,536 warrants to purchase shares of common stock to non-employees in exchange for services, with exercise prices ranging from $11.00 to $251.00.  For these awards, fair value is estimated using the binomial-lattice-based valuation model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through June 30, 2013 included the following:

Expected Term	0.6 to 4.9 years
Volatility*	141.2% to 162.3%*
Risk-Free Rate	0.11% to 1.38%
Dividend Yield	—

*                 The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

The expense recognized within G&A related to these awards amounts to$3.3 million and nil for the three months ended June 30, 2013 and June 30, 2012, respectively.

The Company is currently committed to issuing an additional 1,000 warrants for services in the next twelve months under existing consulting contracts.

Note 12—Stockholders’ Equity

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of June 30, 2013, there were 2,302,388 shares of our common stock issued and outstanding.

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

Investor Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of June 30, 2013, a total of 1,229,856 investor warrants had been issued and remained outstanding. The exercise price and remaining exercise period of these warrants ranged from $6.00 to $212.50 and from 0.1 to 5.9 years, respectively.  With the completion of our capital raise on June 26, 2013 and the issuance of the warrants therewith we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  This accounting change was triggered by the full ratchet anti-dilution provisions contained in these warrants.

The $5.0 million of gross proceeds from the June 26, 2013 public offering, less underwriters’ commissions of $0.9 million, were allocated based on the relative fair value of the common stock and warrants issued with $2.1 million being allocated to common stock and $2.0 million being allocated to the warrants.

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

Note 14—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated (unaudited, in thousands except for per share amounts):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Cumulative from August 5, 2010 (Inception) through June 30, 2013
	(unaudited)	(unaudited)	(unaudited)
Net income (loss) attributable to Prospect Global Resources Inc.	$1,017	$(6,571)	$(159,237)
Weighted average number of common shares outstanding — basic	1,505	790	784
Dilution effect of restricted stock and warrants	—	—	—
Weighted average number of common shares outstanding — fully diluted	1,505	790	784
Loss per share of common stock:
Basic and fully diluted earnings (loss) per share of common stock	$0.68	$(8.32)	$(203.11)

The Company has issued warrants to purchase shares of our common stock. These warrants, along with our outstanding stock options (described in Note 11 — Equity Based Compensation and Note 12 — Stockholders’ Equity), were not included in the computation of Income (Loss) per Share above as to do so would have been antidilutive for the periods presented. These potentially dilutive warrants and options totaled 1,458,492 shares as of June 30, 2013.

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

c)              In the event of any equity or debt offering completed by the Company while the Karlsson Note remain outstanding, we have agreed to place 50% of the net proceeds of the next $20.0 million of capital raised into escrow (for a total of $10.0 million)for Holbrook Project expenses.

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

Buffalo Gross Revenue Interest Amendment

In connection with restructuring the Karlsson senior debt, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the overall percentage of royalty interests payable to third parties in the aggregate. In order to achieve this result, Buffalo agreed to reduce its gross revenue interest in Prospect Global from 2% to 1% in exchange for a combination of, at its election, (i) equity securities (that may include common stock, preferred stock or warrants for common stock as mutually agreed) equal in value to the determined fair market value of the gross revenue interest being surrendered or (ii) preferred stock that is redeemable after we commence receiving revenues from the Holbrook Project for the determined fair market value plus accrued interest; provided that in no event will any equity securities or securities convertible into equity securities issued to Buffalo (x) exceed 10% of our outstanding capital stock (in the case of warrants at the time of exercise) or (y) be redeemable for aggregate consideration exceeding 10% of our equity market capitalization at the time of redemption. Refer to Note 17 — Subsequent Events.

Common Stock and Warrant Commitments

As of June 30, 2013, the Company had commitments to issue an additional 12,000 shares of our common stock and 1,000 warrants to purchase shares of our common stock in exchange for services under existing consulting contracts.  The 12,000 shares of common stock are due in quarterly increments of 1,500 shares each, with the next increment being due on July 5, 2013.  The 1,000 warrants are due in monthly tranches of 200 immediately exercisable warrants, with each such warrant tranche having a five year duration and a strike price equal to the most recent sales price of our common stock as reported on Nasdaq.  The due date for the next warrant tranche is July 1, 2013.

As part of our June 26, 2013 public offering, the participating investors received 856,798 Series B Warrants with each Series B Warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional warrant in exchange for $6.00 per Series B Warrant.  The Series B Warrants expire at the close of business on November 1, 2013.  If exercised, each B Series Warrant would result in the immediate issuance of one additional share of our common stock and one immediately exercisable warrant having an initial exercise price of $6.00 per share and expiration date five years from the date of issuance.

Subsequent to June 30, 2013, we entered into payment agreements with certain vendors in which we agreed to issue shares of our common stock to these vendors in exchange for amounts owed, subject to stockholder approval of the reverse stock split being sought in our August 2013 Annual Shareholder Meeting.  As of August 14, 2013, these post-June 30th commitments total to 211,482 shares of our common stock.  Additionally, on July 10, 2013, the Company entered into a note exchange agreement with the Very Hungry Parties under which the Very Hungry Parties have agreed to convert their shares of the Company’s mandatorily convertible preferred stock into shares of the Company’s common stock on receipt of stockholder approval of the reverse stock split.  Refer to Note 17 — Subsequent Events for additional details on the Very Hungry Notes conversion.

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

Note 17 - Subsequent Events

Very Hungry Notes Conversion

On July 10, 2013 we entered into a note exchange and subscription agreement with Very Hungry and the Scott Reiman 1991 Trust, whereby they exchanged their $5.5 million unsecured, subordinated promissory notes issued on May 2, 2013 for 5.5 million shares of a newly created senior mandatorily convertible preferred stock. The preferred stock will convert into the same units issued in our June 2013 public offering at a conversion price equal to the public offering price of $6.00 per share upon shareholder approval of the conversion and of a proposed reverse stock split of up to 50-for-one, which will be voted upon at our annual meeting of stockholders expected to be held in late August 2013. Absent obtaining stockholder approval, the preferred stock will begin to accrue dividends of 20% per annum starting December 15, 2013, increasing to 25% on June 15, 2014 and again to 30% on December 31, 2014. The preferred stock limits the voting power of all common stock and preferred stock held by the preferred stock holders to 19.99% of the outstanding voting power.

Buffalo Settlement

In connection with restructuring the Karlsson senior debt (as described more fully below), we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties in the aggregate. In order to achieve this result, we negotiated with Buffalo to reduce our revenue interest to Buffalo from 2% to 1%. On August 14, 2013 we compensated Buffalo for this revenue interest reduction by issuing Buffalo 15.0 million shares of our newly created redeemable preferred stock and five year warrants to purchase 1,005,283 shares of our common stock at $7.20 per share.

Redeemable Preferred Stock

The redeemable preferred stock is non-voting and non-convertible and has a $1.00 liquidation preference. In the event of a liquidity event the holders of the outstanding redeemable preferred stock shall be entitled to receive the liquidity preference plus all accrued and unpaid dividends prior to any distribution to the holders of common stock, subject to a cap of 10% of our market capitalization at the time of redemption.  A liquidity event is defined as (i) liquidation, dissolution, or winding of Prospect, (ii) a person or group other than Buffalo Management and its affiliates becomes the direct or indirect owner of our common equity representing more than 50% of the voting power of the outstanding shares of voting stock, (iii) any consolidation or merger of Prospect or similar transaction or any sale, lease or other transfer of all or substantially all of our consolidated assets, with, into or to any person other than one of our subsidiaries or Buffalo Management or its affiliates, other than a transaction in which the persons that owned, directly or indirectly, voting shares of Prospect immediately prior to such transaction owning voting shares representing a majority of the continuing or surviving person immediately after the transaction, or (iv) our board no longer consists of a majority of members who were members of the board as of the filing of the certificate of designation creating the preferred stock or were nominated for election or appointed to the board with the approval of a majority of such directors or directors so nominated or appointed; provided that clauses (ii)-(iv) shall not constitute a liquidity event if waived by the holders of a majority of the shares of redeemable preferred stock.

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

Warrants

The warrants are exercisable commencing on the date that we complete a reverse stock split of our common stock and ending on August 13, 2018.  They may be exercised in whole or in part, for cash or on a “cashless” basis.  The warrants have the same full ratchet anti-dilution price protection contained in the five-year warrants issued in our June 2013 public offering, subject to a floor of $3.50 per share.  The warrants provide that no holder of warrants may hold, together with other shares held by such holder, more than 19.99% of the total voting power of the outstanding common stock on August 14, 2013 (2,303,888 shares).

Amendment to Existing Warrants

In connection with the issuance of the preferred stock and warrants Buffalo agreed to modify all of the warrants to purchase our common stock held by Buffalo so that no holder of those warrants may hold, together with other shares held by such holder, more than 19.99% of the total voting power of the outstanding common stock on August 14, 2013 (2,303,888 shares).

Note 18—Restatement

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

The Company has now determined that its capitalization of these development related costs was not fully in accordance with the U.S. GAAP and has amended and restated its June 30, 2013 consolidated financial statements to expense certain costs previously capitalized in the balance sheet accounts for Mineral Properties and Deferred Fees. The net effect of these adjustments on the June 30, 2013 balance sheet reduced the Mineral Properties account balance to $13.7 million from its previously reported balance of $41.9 million and the Deferred Fees account balance to nil from its previously reported balance of $7.8 million.  With this restatement, we also reduced our previously reported expense for equity compensation related to unvested, forfeited stock options.  This resulted in a reduction of $1.4 million in our General and Administrative expenses for the three months ended June 30, 2013.

Additionally, we retroactively adjusted for the change in equity as a result of the 1-for-50 reverse stock split that occurred on September 4, 2013.

The following tables reflect the adjustment and restated amounts:

Consolidated Balance Sheet

	June 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	41,922	(28,232)	13,690
Deferred fees	7,751	(7,751)	—
Total noncurrent assets	50,860	(35,983)	14,877
Total assets	55,759	(35,983)	19,776
SHAREHOLDER’S DEFICIT
Common stock	115	(113)	2
Additional paid-in capital	40,599	(6,676)	33,923
Losses accumulated in exploration stage	(130,043)	(29,194)	(159,237)
Total shareholder’s deficit - Prospect Global Resources, Inc.	(89,329)	(35,983)	(125,312)
Total liabilities and shareholder’s deficit	55,759	(35,983)	19,776

Consolidated Statement of Operations

	Three months ended June 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	1,212	1,212
General and administrative	6,112	(695)	5,417
Total expenses	6,112	517	6,629
Loss from operations	(6,112)	(517)	(6,629)
Net gain (loss) attributable to Prospect Global Resources, Inc.	1,534	(517)	1,017
Gain (loss) per share - basic and diluted	1.02	(0.34)	0.68

Consolidated Statement of Operations

	Inception through June 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	20,835	26,435
General and administrative	67,213	5,355	72,568
Off-take arrangement fee	—	7,751	7,751
Total expenses	72,813	33,941	106,754
Loss from operations	(72,813)	(33,941)	(106,754)
Net loss	(133,133)	(33,941)	(167,074)
Net loss attributable to non-controlling interest	3,090	4,747	7,837
Net loss attributable to Prospect Global Resources, Inc.	(130,043)	(29,194)	(159,237)
Loss per share - basic and diluted	(165.87)	(37.24)	(203.11)

Consolidated Statement of Cash Flows

	Three months ended June 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating Activities:
Net Income (loss)	1,534	(517)	1,017
Stock based compensation	951	(1,048)	(97)
Account Payable	(35)	(549)	(584)
Accrued liabilities	414	(1,805)	(1,391)
Net cash used in operating activities	(1,551)	(3,919)	(5,470)

Investing Activities:
Mineral Properties	(2,288)	2,288	—
Increase in restricted cash	(4,063)	1,631	(2,432)
Net cash used in investing activities	(6,381)	3,919	(2,462)

Consolidated Statement of Cash Flows

	Inception through June 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(133,133)	(33,941)	(167,074)
Services paid for with securities	3,413	3,877	7,290
Stock based compensation	24,463	1,397	25,860
Deferred fees	(2,288)	2,288	—
Accounts payable	1,134	1,132	2,266
Accrued liabilities	(117)	3,244	3,127
Net cash used in operating activities	(30,909)	(22,003)	(52,912)

Investing activities:
Mineral properties	(23,062)	20,372	(2,690)
Increase in restricted cash	(4,063)	1,631	(2,432)
Net cash used in investing activities	(28,262)	22,003	(6,259)

The Company also restated the June 30, 2012 interim consolidated financial statements to expense certain costs previously capitalized in the balance sheet accounts for Mineral Properties and Deferred Fees. The details and effects of these restatements on the financial statements for the three months ended June 30, 2012 are outlined in the tables below. We have also included the effects of the 50 to 1 reverse stock split that occurred on September 4, 2013.

Consolidated Statement of Operations

	Three months ended June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	5,568	5,568
General and administrative	3,328	932	4,260
Total expenses	3,328	6,500	9,828
Loss from operations	(3,328)	(6,500)	(9,828)
Net loss	(3,328)	(6,500)	(9,828)
Net loss attributable to non-controlling interest	7	3,250	3,257
Net loss attributable to Prospect Global Resources, Inc.	(3,321)	(3,250)	(6,571)
Loss per share - basic and diluted	(4.20)	(4.12)	(8.32)

Consolidated Statement of Cash Flows

	Three months ended June 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating Activities:
Net Income (loss)	(3,328)	(6,500)	(9,828)
Account Payable	434	1,722	2,156
Accrued liabilities	258	1,088	1,346
Net cash used in operating activities	(2,079)	(3,690)	(5,769)

Investing Activities:
Mineral Properties	(3,788)	3,690	(98)
Net cash used in investing activities	(8,937)	3,690	(5,247)

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

On May 30, 2012, we entered into an agreement with The Karlsson Group to acquire the 50% of AWP that we did not already own for an aggregate purchase price of $150.0 million, or the equivalent of approximately $126.00 per share, before consideration of the warrants and other potential contingent payments.

On August 1, 2012, we closed The Karlsson Group Acquisition, at which time we assumed full ownership of AWP.

The Holbrook Project

Our Holbrook Project currently consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona. In July 2013 we completed a Pre-Feasibility Study for a 1.4 million ton per annum project having an estimated initial capital cost of $825 million. We believe this makes our project one of the lowest capital costs per tonne of annual production capacity greenfield potash projects in exploration today.

In early August 2013, we began our fourth drilling program in the Holbrook Basis during which, if funds allow, we plan to drill up to an additional 18 wells, the purpose of which is to convert more of our inferred resources to the measured and indicated categories and provide cores for additional analyses.

Our permitting is well advanced. During the first calendar quarter of 2013, we submitted the application for our Air Quality Control permit to the Arizona Department of Environmental Quality (“ADEQ”) and our Mineral Development Report to the Arizona State Land Department (“ASLD”) to convert certain ASLD exploration permits to mineral leases. The ASLD is currently reveiwing the application.

Operating Results for the Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012.

Revenue

For the three months ended June 30, 2013 and 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended June 30, 2013 and 2012 was $1.2 million and $5.6 million for each period, respectively.

General and Administrative Expense (“G&A”)

General and administrative expenditures for the three months ended June 30, 2013 and 2012 were comprised of the following:

	Three Months Ended	Three Months Ended
	June 30, 2013 (in millions)	June 30, 2012 (in millions)
	(unaudited)	(unaudited)
Salaries and benefits	$0.8	1.3
Equity compensation	(0.1)	0.4
Management fees, consulting fees and board compensation	0.1	0.2
Legal, accounting and insurance	0.9	1.9
Warrant expense	3.3	—
Office, travel and other	0.4	0.5
Total G&A	$5.4	$4.3

The decrease in our salaries and benefits expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a reduction in incentive compensation accruals for 2013 versus 2012.

Equity compensation is the stock option value derived from the Black-Scholes option pricing model and is based on the estimated fair value of the awards on their grant date.  Equity compensation is recognized ratably over the vesting period, in most cases one year.  Our equity compensation decreased during the three months ended June 30, 2013 primarily due to the reversal of option expense associated with pre-vested forfeitures.  No current employees received any additional stock option grants during the quarter ended June 30, 2013.

Legal, accounting and insurance expenditures for the current quarter were lower than the comparable period as we incurred fewer legal costs.  Last year’s quarter included legal fees for our Nasdaq listing and initial public offering and work on the Karlsson Group acquisition.

The increase in our warrant expense during the current quarter stemmed from the change in how we account for our warrants.  Prior to issuing the warrants in connection with our June 26, 2013 public offering, which contained full ratchet anti-dilution protection provisions, we accounted for our warrants under the equity method of accounting with the associated charges being accounted for through equity.  With the change to the liability method of accounting, these same charges must now be accounted for as expenses.  During the quarter ended June 30, 2013, we issued 917,398 new warrants, the majority of which have an exercise price of $6.00 and a 5-year term. During the comparable 2012 period, we issued 112,117 new warrants, having an exercise price of $212.50 and a 7-year term.

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

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $3.8 million in cash, including escrowed cash of $2.4 million which can only be used for Holbrook Project expenses.  Excluding this escrowed cash, the Company had available for its general corporate and working capital needs cash of approximately $1.4 million at June 30, 2013.

As of August 14, 2013, we had unrestricted cash balances totaling approximately $0.6 million which according to our projections should be sufficient to fund our on-going operations through mid-to-late September 2013. However, we have a $1.2 million tax gross-up payment that is owed to the Karlsson Group on or before September 10, 2013. We are currently evaluating multiple options to alleviate our liquidity needs including, but not limited to, raising additional funds and re-negotiating our debt agreements.

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

As part of our June 26, 2013 public offering, the participating investors received 856,798 Series A Warrants and 856,798 Series B Warrants with each Series A Warrant entitling the holder thereof the right to purchase one additional share of our common stock in exchange for $6.00 per Series A Warrant and with each Series B Warrant entitling the holder thereof the right to purchase one additional share of our common stock and one additional Series A Warrant in exchange for $6.00 per Series B Warrant.  The Series B Warrants expire at the close of business on November 1, 2013.  If fully exercised, the B Series Warrant would generate immediate cash proceeds to the Company of approximately $5.1 million.  However, there can be no assurance that, any or all, of the B Series Warrants will be exercised.

In addition, under the terms of the Second Extension Agreement we entered into with Karlsson on June 26, 2013, we are required to deposit 50% of the net proceeds of the next $20.0 million of capital we raise (for a total of $10.0 million) into escrow for Holbrook Project expenses. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

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

Cash Flow Summary

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended June 30, 2013 (in millions)	Three Months Ended June 30, 2012 (in millions)
	(unaudited)	(unaudited)

Net cash used in operating activities	$(5.5)	$(5.8)
Net cash used in investing activities	(2.5)	(0.2)
Net cash provided by financing activities	8.3	(4.0)
Increase in cash and cash equivalents	$0.3	(10.0)

For the three months ended June 30, 2013, our operating activities consumed cash of $5.5 million mainly for exploration activities in the Holbrook Basin and the payment of other general and administrative expenses.

Our cash used in investing activities was approximately $2.5 million during the June 30, 2013 quarter, $2.4 million was remaining in our escrow balance as a result of the Karlsson Group escrow agreement.

During the June 30, 2013 quarter, our financings activities provided cash of $8.3 million consisting of the $5.0 million in proceeds received in May in exchange for the Very Hungry Notes and the $3.3 million in net proceeds received from our June public offering.  The June public offering generated gross proceeds of $5.0 million from the sale of 833,334 shares of our common stock and 856,798 Series A Warrants and 856,798 Series B Warrants.  After offering related expenses, we netted $3.3 million from the offering.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including information incorporated by reference herein, includes forward-looking statements. Forward-looking statements include statements concerning our plans, estimates, goals, strategies, intent, assumptions, beliefs or current expectations and can be identified by the use of terms and phrases such as “seek,” “is expected,” “budget,” “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional construction (“will,” “may,” “could,” “should,” etc.) and the negative forms of any of these words and other similar expressions.

The forward-looking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forward-looking statements in this quarterly report on Form 10-Q/A and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to:

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

Prior to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2013 (“Original Form 10-Q”), the Company’s management, with the participation of the CEO and CFO of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. Subsequently, the Company determined that there was a material weakness in its internal controls over financial reporting as of June 30, 2013 due to the restatement described below and in Note 18 to the consolidated financial statements included elsewhere in this quarterly report. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

Prior to the filing of the Original Form 10-Q, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2013. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, our CEO and CFO had believed that our internal control over financial reporting was effective as of June 30, 2013.

Subsequent to that evaluation, in connection with the restatement discussed in Note 18 to the consolidated financial statements included elsewhere in this quarterly report and the filing of this amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, determined that the material weakness described below existed as of June 30, 2013. Accordingly, as a result of this material weakness, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has considered the underlying causes for this amendment, as more fully described in the Explanatory Note and in Note 18 to the consolidated financial statements included elsewhere in this quarterly report, and determined that the restatements were due to a material weakness in the Company’s internal control over financial reporting regarding the requirements under United States generally accepted accounting principles (“U.S. GAAP”) and SEC Industry Guide 7. However, management also believes the circumstances leading to the restatements were isolated incidents related to the interpretation of SEC Industry Guide 7 and specific accounting literature pertaining to unvested stock compensation under U.S. GAAP and that no further corrective action is necessary to remedy the material weakness.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2013 we issued 15,000,000 shares of our redeemable preferred stock and warrants to purchase 1,005,283 shares of our common stock to Buffalo Management LLC as compensation for the reduction of its revenue interest in us from 2% to 1% as described under Item 1. Financial Statements — Note 17 — Subsequent Events.  Issuance of the preferred stock and the warrants was not registered under the Securities Act of 1933.  The issuance of these securities was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder.  These securities qualified for exemption since the issuance securities by us did not involve a public offering and the purchasers are all accredited investors as defined in Regulation D. The offering was not a “public offering” as defined in Section 4(2) due to the existing relationship with the purchaser, the insubstantial number of persons involved in the sale, size of the offering, manner of the offering and number of securities offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act and Regulation D for this transaction.

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: February 12, 2014	By:	/s/ Damon Barber
Damon Barber,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gregory Dangler
Gregory Dangler,
Chief Financial Officer
(Principal Financial Officer)