Form 10-Q/A
period 2013-09-30
PROSPECT GLOBAL RESOURCES INC.
filed 2014-02-12
CIK 1477032

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

As of February 12, 2014, the number of outstanding shares of the issuer’s common stock was 4,940,456.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the three months and six months ended September 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2013 (our “Form 10-Q” and, together with this Amendment, the “Quarterly Report”). This Amendment is being filed to amend and restate the quarterly consolidated financial statements for the three and six months ended September 30, 2013 and 2012 in order to (i) reverse stock compensation related to unvested stock option awards for former employees and board members, (ii) expense certain costs that had been previously capitalized and (iii) remove references to us being a development stage company. Accordingly, we have amended the quarterly consolidated financial statements contained in Item 1 of Part I. We have also added a new note, Note 20, to our consolidated financial statements to show the adjustments that have been made to the consolidated financial statements as a result of this restatement.

Pursuant to Item 302(a)(2) of Regulation S-K, Note 20 includes restated, unaudited, consolidated financial information for the interim periods ended September 30, 2013. This supplemental information identifies each financial statement line item affected for the period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed, and new Exhibit 32.1 is furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-Q.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(In thousands, except number of shares and par value amounts)

	September 30, 2013 (unaudited)	March 31, 2013
	(Restated – Note 20)	(Restated – Note 20)
ASSETS
Current assets
Cash and cash equivalents	$2,514	$1,024
Restricted cash	353	—
Related party receivable	25	25
Other current assets	321	1,171
Total current assets	3,213	2,220

Noncurrent assets
Land	399	380
Mineral properties	13,690	13,690
Equipment (net of accumulated depreciation of $230 and $132, respectively)	445	613
Other long-term assets	350	104
Total noncurrent assets	14,884	14,787

Total assets	$18,097	$17,007

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,628	$14,607
Grandhaven option	4,060	4,060
Current portion of long-term debt	—	122,032
Tax compensation on note payable (Note 9)	1,164	6,226
Derivative warrant liabilities (Note 13)	17,055	—
Total current liabilities	26,907	146,925

Noncurrent liabilities
Tax compensation on note payable (Note 9)	16,465	—
Long-term debt (net of unamortized discount of $26,329 and nil, respectively) (Note 9)	97,893	—
Accrued interest	10,730	—
Other long-term liabilities	720	—
Total noncurrent liabilities	125,808	—

Total liabilities	152,715	146,925

Commitments and Contingencies (Note 17)
Redeemable Preferred Stock: $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares outstanding with a liquidation preference of $15,000,000 and nil at September 30, 2013 and March 31, 2013, respectively (Note 10)	5,646	—

EQUITY (1)
Common stock: $0.001 par value; 300,000,000 shares authorized; 4,174,039 and 1,451,914 issued and outstanding at September 30, 2013 and March 31, 2013, respectively	4	1
Additional paid-in capital	37,330	30,335
Losses accumulated in the exploration stage	(177,598)	(160,254)
Total shareholders’ deficit	(140,264)	(129,918)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$18,097	$17,007

(1)   All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(An Exploration Stage Company)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30, 2013	Three Months Ended September 30,	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30,
	(Restated – Note 20)	2012 (Restated – Note 20)	(Restated – Note 20)	(Restated – Note 20)	2013 (Restated – Note 20)
Expenses:
Exploration	$2,859	$5,802	$4,071	$11,370	$29,294
General and administrative	2,261	9,628	4,355	13,888	65,540
Off-take arrangement fee (Note 7)	(438)	—	(438)	—	7,313
Warrant expense	1,750	5,619	5,051	5,619	11,017
Total expenses	6,432	21,049	13,039	30,877	113,164

Loss from operations	(6,432)	(21,049)	(13,039)	(30,877)	(113,164)

Other income (expense):
Derivative gains (losses)	(1,388)	—	1,512	—	(55,154)
Gain/(loss) on extinguishments	(1,740)	—	11,374	—	9,374
Write-down of assets	(579)	—	(581)		(581)
Interest, net	(8,222)	(1,871)	(16,610)	(1,871)	(25,910)
Total other expenses	(11,929)	(1,871)	(4,305)	(1,871)	(72,271)

Income tax expense	—	—	—	—	—

Net loss	(18,361)	(22,920)	(17,344)	(32,748)	(185,435)

Net loss attributable to non-controlling interest	—	813	—	4,070	7,837

Net loss attributable to Prospect Global Resources Inc.	$(18,361)	$(22,107)	$(17,344)	$(28,678)	$(177,598)

Earnings per share (1)
Basic and diluted
Loss per share	$(6.77)	$(20.21)	$(8.24)	$(30.41)	$(152.06)
Weighted average number of shares outstanding	2,737	1,094	2,124	943	1,169

(1)   All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(An Exploration Stage Company)

(unaudited)

(In thousands)

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2013
	(Restated – Note 20)	(Restated – Note 20)	(Restated – Note 20)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(17,344)	$(32,748)	$(185,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with stock	538	455	7,572
Apollo fees paid with promissory note	—	—	6,750
Derivative (gains) losses	(1,512)	—	55,154
Gain on debt extinguishment	(11,774)	—	(9,774)
Impairment of assets	581	—	581
Stock-based compensation	175	5,063	20,165
Warrant expense	5,051	5,619	11,017
Interest expense	8,350	1,875	17,649
Amortization of debt discount	8,199	—	8,199
Amortization of deferred financing costs	62	—	62
Karlsson Group tax compensation	—	—	6,226
Depreciation	109	25	223
Changes in operating assets and liabilities:
Other current assets	342	246	(424)
Accounts payable and accrued liabilities	(1,964)	4,759	5,404
Change in derivative warrant liabilities	(806)	—	(806)
Change in other long-term assets	(299)	—	(298)
Change in other long-term liabilities	70	—	70
Net cash used in operating activities	$(10,222)	$(14,706)	$(57,665)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Mineral properties	$—	$(98)	$(2,690)
Land acquisitions	(19)	—	(399)
Increase in restricted cash	(353)	—	(353)
Equipment acquisitions	(23)	(396)	(749)
Net cash used in investing activities	$(395)	$(494)	$(4,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$5,000	$—	$14,049
Merkin note amendment	—	—	(2,000)
Karlsson Note principal payments	—	—	(9,718)
Net Proceeds from common stock issued	7,107	37,887	87,039
Cash paid for non-controlling interest acquisition	—	(25,000)	(25,000)
Net cash provided by financing activities	$12,107	$12,887	$64,370

Net increase (decrease) in cash and cash equivalents	1,490	(2,313)	2,514
Cash and cash equivalents- beginning of period	1,024	11,300	—
Cash and cash equivalents - end of period	$2,514	$8,987	$2,514

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	—	(1,125)
Grandhaven Option, net of $25,000 receivable	—	—	4,036

Non-controlling interest acquisition	—	—	500

SK Land Holdings Option	(500)	500	—
Convertible note into preferred stock	5,439	—	5,439
Preferred stock into common stock and warrants	(5,439)	—	(5,439)
Embedded derivative liability (non-current)	650	—	650
Buffalo revenue interest exchange	8,712	—	8,712

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(An Exploration Stage Company)

(In thousands, except number of shares)

	Preferred Stock		Common Stock (1)		Additional Paid-in	Losses Accumulated in the Exploration	Non- Controlling	Total Shareholders’	Temporary Equity
	Shares	Amount	Shares	Amount	Capital (1)	Stage	Interest	Equity	(Preferred Stock)
Balance at August 5, 2010 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Stock issued in private placements		—	328,273	—	54	—	—	54	—
Stock-based compensation	—	—	17,000	—	1	—	—	1	—
Contributions	—	—	—	—	—	—	11,000	11,000	—
Stock issued for services	—	—	42,833	—	316	—	—	316	—
Stock acquired through merger	—	—	34,700	—	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	—	—	7,171	—	1,076	—	—	1,076	—
Net loss	—	—	—	—	—	(16,834)	(375)	(17,209)	—
Balance at March 31, 2011	—	—	429,977	—	1,447	(16,834)	10,625	(4,762)	—
Stock issued in private placements	—	—	85,552	—	13,972	—		13,972	—
Stock issued for services	—	—	10,000	—	2,061	—	—	2,061	—
Stock-based compensation	—	—	14,000	—	9,717	—	—	9,717	—
Convertible notes and accrued interest converted into common stock	—	—	250,254	—	64,800	—	—	64,800	—
Net loss	—	—	—	—	—	(63,566)	(3,391)	(66,957)	—
Balance at March 31, 2012	—	—	789,783	—	91,997	(80,400)	7,234	18,831	—
Stock issued for services	—	—	40,425	—	4,652	—	—	4,652	—
Non-controlling interest acquisition	—	—	—	—	(179,056)	—	(3,163)	(182,219)	—
The Karlsson Group warrant issuance	—	—	—	—	34,620	—	—	34,620	—
Stock issued in private placements	—	—	4,706	—	1,000	—	—	1,000	—
Stock issued in public offerings	—	—	608,000	1	66,289	—	—	66,290	—
Cost of public offerings	—	—	—	—	(5,406)	—	—	(5,406)	—
Stock-based compensation	—	—	9,000	—	16,239	—	—	16,239	—
Net loss	—	—	—	—	—	(79,854)	(4,071)	(83,925)	—
Balance at March 31, 2013	—	$—	1,451,914	$1	$30,335	$(160,254)	$—	$(129,918)	—
Stock issued for services	—	—	230,123	—	1,538	—	—	1,538	—
Stock issued in public offerings	—	—	1,575,334	2	803	—	—	805	—
Cost of public offerings	—	—	—	—	(790)	—	—	(790)	—
Debt to preferred stock conversion	5,500,000	—	—	—	—	—	—	—	5,439
Exchange of preferred stock for common stock and warrants	(5,500,000)	—	916,668	1	2,275	—	—	2,276	(5,439)
Preferred Stock(Note 10)	15,000,000	—	—	—	—	—	—	—	5,646
Very Hungry warrant issuance	—	—	—	—	1,715	—	—	1,715	—
The Karlsson Group warrant issuance	—	—	—	—	190	—	—	190	—
Warrant reclass to liability	—	—	—	—	1,089	—	—	1,089	—
Stock-based compensation	—	—	—	—	175	—	—	175	—
Net loss	—	—	—	—	—	(17,344)	—	(17,344)	—
Balance at September 30, 2013 (unaudited)	15,000,000	—	4,174,039	4	37,330	(177,598)	—	(140,264)	5,646

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

Note 1 — Organization and Business Operations

Prospect Global is an exploration stage company engaged in the exploration of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest in and control the Holbrook Project through our wholly owned subsidiary AWP.

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

Our current cash situation has slowed the exploration of our Holbrook Project. We need significant amounts of cash to further develop the Holbrook Project. A failure to raise the capital required for this development would result in a delay or indefinite postponement of further exploration work and the potential loss of our interests in the Holbrook Project.

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

We have incurred net losses totaling $177.6 million since inception and at September 30, 2013 we had a working capital deficit $23.7 million.  These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Note 4 — Restricted Cash

Under the Karlsson debt agreement, we are required to deposit 50% of the net proceeds received from any future capital raises into escrow until we have escrowed an additional $9.4 million. These escrowed funds can only be used for Holbrook Project expenses.  As of September 30, 2013, we had approximately $0.4 million remaining in escrow, most of which has since been consumed to complete our in-fill drilling program and other related activities in the Holbrook Basin.

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

Note 7 — Off-take arrangement fee

We incurred a one-time $7.8 million fee to a third party for their assistance in securing an off-take agreement with Sichuan Chemical.  In July 2013, we entered into a letter agreement reducing the fees to be paid to the third party by $0.4 million and recognized a gain by the same amount. We expensed this arrangement fee when incurred. See also Note 20 – Restatement.

Note 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2013 and March 31, 2013 were comprised of:

	September 30, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Drilling/permitting	$543	$382
Engineering	1,505	1,796
Private leaseholder obligations	—	1,500
Legal	664	720
Board of Directors’ fees	—	125
Off-take arrangement fee	50	1,588
Accrued interest	—	7,251
Compensation and other	1,866	1,245
Total accounts payable and accrued liabilities	$4,628	$14,607

Drilling/permitting and engineering costs are expensed when incurred and are associated with the Holbrook Project. The accrued interest at March 31, 2013 related to the Karlsson and Apollo notes was moved to non-current liabilities with the restructuring of the respective notes in April 2013.

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

Debt covenant requirements

We are required to deposit 50% of the net proceeds of the next of $18.8 million of capital we raise (for a total of $9.4 million) into escrow for Holbrook Project expenses. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

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

A summary of stock option activity under the Plans as of September 30, 2013 and changes during the six months then ended is presented below.

Stock Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2013	186,160	$160.71	$—	9.02
Granted	2,000	15.00	—	—
Exercised	—	—	—	—
Forfeited or expired	24.060	147.87	—	—
Outstanding at September 30, 2013	164,100	$160.83	$—	8.55
Vested at September 30, 2013	147,767	$163.95	$—	8.48

The weighted average grant date fair value of the stock options granted for the six months ended September 30, 2013 and 2012 was $15.00 and $122.50, respectively.

A summary of the status of the non-vested stock options as of September 30, 2013, and changes during the six months ended September 30, 2013 is presented below.

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	53,883	$99.63
Granted	2,000	2.10
Vested	(25,550)	85.80
Forfeited	(14,000)	130.59
Non-vested at September 30, 2013	16,333	$82.78

As of September 30, 2013, there was $0.4 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the six months ended September 30, 2013 and 2012 was $0.2 million and $2.6 million, respectively.

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

Note 15—Derivative Financial Instruments

As of September 30, 2013, we had recorded a derivative liability of $17.1 million representing the estimated fair value of our outstanding stock warrants which was triggered by our June 26, 2013 capital raise that included full ratchet anti-dilution protection for the new warrants issued during the offering.  We valued these warrants by using the binomial lattice valuation model. With the anti-dilution protection afforded these new warrants, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities. In that our warrants were classified as equity at March 31, 2013, we had no similar liability at that date.  See Note 13 —Warrants.

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

Note 16—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated (unaudited, in thousands except for per share amounts):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	Cumulative from August 5, 2010 (Inception) through September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to Prospect Global Resources Inc.	$(18,361)	$(22,107)	$(17,344)	$(28,678)	$(177,598)
Undeclared Preferred Stock Dividends	(160)	—	(160)	—	(160)
Net loss applicable to common shares for basic and diluted earnings per share	$(18,521)	$(22,107)	$(17,504)	$(28,678)	$(177,758)
Denominator
Weighted average number of common shares outstanding — basic	2,737	1,094	2,124	943	1,169
Dilution effect of restricted stock and warrants	—	—			—
Weighted average number of common shares outstanding — fully diluted	2,737	1,094	2,124	943	1,169
Basic and fully diluted loss per share of common stock	$(6.77)	$(20.21)	$(8.24)	$(30.41)	$(152.06)

Our outstanding warrants and options (described in Note 12 — Equity Based Compensation, Note 13 — Warrants and Note 14 — Stockholders’ Equity), were not included in the computation of Loss per Share above as to do so would have been antidilutive for the periods presented. These potentially dilutive warrants and options totaled 7,346,907 shares as of September 30, 2013.

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

c)    in the event of any equity or debt offering completed by the Company while the Karlsson Note remain outstanding, we must place 50% of the net proceeds of the next $18.8 million of capital raised into escrow (for a total of $9.4 million), which funds may be used for Holbrook Project expenses.

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

Note 20—Restatement

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

The Company has now determined that its capitalization of these development related costs was not fully in accordance with the U.S. GAAP and has amended and restated its September 30, 2013 consolidated financial statements to expense certain costs previously capitalized in the balance sheet accounts for Mineral Properties and Deferred Fees. The net effect of these adjustments on the September 30, 2013 balance sheet reduced the Mineral Properties account balance to $13.7 million from its previously reported balance of $45.1 million and the Deferred Fees account balance to nil from its previously reported balance of $7.3 million. With this restatement, we also reduced our previously reported expense for equity compensation related to unvested, forfeited stock options.  This resulted in a reduction of $1.4 million in our General and Administrative expenses for the six months ended September 30, 2013.

The following tables reflect the adjustment and restated amounts:

Consolidated Balance Sheet

	September 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
ASSETS
Mineral properties	45,140	(31,450)	13,690
Deferred fees	7,313	(7,313)	—
Total noncurrent assets	53,647	(38,763)	14,884
Total assets	56,860	(38,763)	18,097
LIABILITIES AND EQUITY
Additional paid-in capital	44,119	(6,789)	37,330
Losses accumulated in the exploration stage	(145,624)	(31,974)	(177,598)
Total shareholder’s deficit	(101,501)	(38,763)	(140,264)
Total liabilities, redeemable preferred stock and shareholders’ deficit	56,860	(38,763)	18,097

Consolidated Statement of Operations

	Three months ended September 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	2,859	2,859
General and administrative	1,902	359	2,261
Off-take arrangement fee	—	(438)	(438)
Total expenses	3,652	2,780	6,432
Loss from operations	(3,652)	(2,780)	(6,432)
Net loss	(15,581)	(2,780)	(18,361)
Net loss attributable to non-controlling interest	—	—	—
Net loss attributable to Prospect Global Resources, Inc.	(15,581)	(2,780)	(18,361)
Loss per share - basic and diluted	(5.75)	(1.02)	(6.77)

Consolidated Statement of Operations

	Six Months ended September 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	4,071	4,071
General and administrative	4,691	(336)	4,355
Off-take arrangement fee	—	(438)	(438)
Total expenses	9,742	3,297	13,039
Loss from operations	(9,742)	(3,297)	(13,039)
Net loss	(14,047)	(3,297)	(17,344)
Net loss attributable to Prospect Global Resources, Inc.	(14,047)	(3,297)	(17,344)
Loss per share - basic and diluted	(6.69)	(1.55)	(8.24)

Consolidated Statement of Operations

	Inception through September 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	5,600	23,694	29,294
General and administrative	59,826	5,714	65,540
Off-take arrangement fee	—	7,313	7,313
Total expenses	76,443	36,721	113,164
Loss from operations	(76,443)	(36,721)	(113,164)
Net loss	(148,714)	(36,721)	(185,435)
Net loss attributable to non-controlling interest	3,090	4,747	7,837
Net loss attributable to Prospect Global Resources, Inc.	(145,624)	(31,974)	(177,598)
Loss per share - basic and diluted	(124.71)	(27.35)	(152.06)

Consolidated Statement of Cash Flows

	Six months ended September 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(14,047)	(3,297)	(17,344)
Stock based compensation	1,103	(928)	175
Account payable and accrued liabilities	223	(2,187)	(1,964)
Net cash used in operating activities	(3,810)	(6,412)	(10,222)

Investing activities:
Mineral properties	(6,412)	6,412	—
Net cash used in investing activities	(6,807)	6,412	(395)

Consolidated Statement of Cash Flows

	Inception through September 30, 2013
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities:
Net loss	(148,715)	(36,720)	(185,435)
Services paid for with securities	3,695	3,877	7,572
Stock based compensation	18,648	1,517	20,165
Deferred fees	(2,288)	2,288	—
Account payable and accrued liabilities	861	4,543	5,404
Net cash used in operating activities	(33,170)	(24,495)	(57,665)

Investing activities:
Mineral properties	(27,185)	24,495	(2,690)
Net cash used in investing activities	(28,686)	24,495	(4,191)

The Company also restated the September 30, 2012 interim consolidated financial statements to expense certain costs previously capitalized in the balance sheet accounts for Mineral Properties and Deferred Fees. The details and effects of these restatements on the financial statements for the three and six months ended September 30, 2012 are outlined in the tables below. We have also included the effects of the 50 for 1 reverse stock split that occurred on September 4, 2013.

Consolidated Statement of Operations

	Three months ended September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	5,802	5,802
General and administrative (1)	12,080	3,167	15,247
Total expenses	12,080	8,969	21,049
Loss from operations	(12,080)	(8,969)	(21,049)
Net loss	(13,951)	(8,969)	(22,920)
Net loss attributable to non-controlling interest	6	807	813
Net loss attributable to Prospect Global Resources, Inc.	(13,945)	(8,162)	(22,107)
Loss per share - basic and diluted	(12.75)	(7.46)	(20.21)

(1)   Includes warrant expense of $5,619.

Consolidated Statement of Operations

	Six Months ended September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Exploration	—	11,370	11,370
General and administrative (1)	15,408	4,099	19,507
Total expenses	15,408	15,469	30,877
Loss from operations	(15,408)	(15,469)	(30,877)
Net loss	(17,279)	(15,469)	(32,748)
Net loss attributable to non-controlling interest	13	4,057	4,070
Net loss attributable to Prospect Global Resources, Inc.	(17,266)	(11,412)	(28,678)
Loss per share - basic and diluted	(18.31)	(12.10)	(30.41)

(1)   Includes warrant expense of $5,619.

Consolidated Statement of Cash Flows

	Six months ended September 30, 2012
	As Reported ($000’s)	Adjustment ($000’s)	As Restated ($000’s)
Operating activities
Net loss	(17,279)	(15,469)	(32,748)
Stock based compensation and warrant expense	8,228	2,454	10,682
Account payable	(249)	2,348	2,099
Accrued liabilities	980	1,680	2,660
Net cash used in operating activities	(5,719)	(8,987)	(14,706)

Investing activities
Mineral properties	(9,085)	8,987	(98)
Net cash used in investing activities	(9,481)	8,987	(494)

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

Overview

We are a exploration stage company engaged in the exploration of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. The Holbrook Project consists of permits and leases on 147 mineral estate sections spanning approximately 90,000 acres in the Holbrook Basin of eastern Arizona, along the southern edge of the Colorado Plateau.

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

•    $33.4 million for project exploration activities composed of the following:

•    $13.2 million for engineering and rock mechanics

•    $8.8 million for drilling and wireline services

•    $2.3 million to landowners under the potash sharing agreement

•    $3.2 million for legal and permitting activities

•    $5.9 million for other exploration activities such as surface rights, geology work and resource estimation and modeling

•    $3.7 million for public company expenses

•    $4.9 million for consultants and advisors, including $2.4 for Sichuan off-take arrangement fee

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

If the Karlsson Note is outstanding on January 1, 2014 or January 1, 2015, we estimate that would owe additional tax compensation of $1.2 million each on February 10, 2014 and 2015, respectively, assuming no changes in current tax rates. We will recognize the additional expense in the financial statements on January 1 of each year until the note is paid off. The note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity. The note is secured by substantially all of our assets and by (a) a parent guaranty for us and (b) a pledge by us of 100% of the shares of our wholly owned subsidiaries.

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

Debt covenant requirements

We are required to deposit 50% of the net proceeds of the next $18.8 million of capital we raise (for a total of $9.4 million) into escrow for Holbrook Project expenses. We are also required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.  These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

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

Cash Flow Summary

The following summarizes our cash flows for the six months ended September 30, 2013 and since inception:

	Six Months Ended September 30, 2013 (in thousands)	Cumulative from August 5, 2010 (Inception) through September 30, 2013 (in thousands)
	(unaudited)	(unaudited)
Net cash used in operating activities	$(10,222)	$(57,665)
Net cash used in investing activities	(395)	(4,191)
Net cash provided by financing activities	12,107	64,370
Increase in cash and cash equivalents	$1,490	$2,514

Cash flows used in operating activities

Our cash used in operating activities was approximately $10.2 million during the six months ended 2013 which was mainly for the ongoing general and administrative expenses of the company such as salaries, public company expenses and legal fees.  Legal fees paid during the six months ended September 30, 2013 totaled $2.1 million.  Additionally we completed the following exploration activities:

•      $2.3 million for drilling and associated support services;

•      $1.5 million was paid to landowners in the Holbrook Basin under our potash sharing agreement;

•      $1.1 million for exploration and G&A costs such as salaries, equity compensation and other support activities;

•      $0.7 million for permitting related activities;

•      $0.5 million for engineering work; and

•      $0.3 million for acquisition of services rights and payments of land and mineral options

Cash flows used in investing activities

Our cash used in investing activities was approximately $0.4 million during the six months ended September 30, 2013 which was largely composed of the remaining balance in restricted cash.

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

Operating Results for the Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012.

Revenue

For the three months ended September 30, 2013 and 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the three months ended September 30, 2013 and 2012 was comprised of the following:

	Three Months Ended	Three Months Ended
	September 30, 2013 (in thousands)	September 30, 2012 (in thousands)
	(unaudited)	(unaudited)
Drilling & Fieldwork	$2,383	$187
Engineering	144	4,791
Permitting	179	264
Mineral Leases & Exploration Permits	153	560
Total Exploration Expense	$2,859	$5,802

For the three months ended September 30, 2013, our activities encompassed the drilling of 17 holes and work associated with our permitting and pre-feasibility study activities.  For the three months ended September 30, 2012, our activities included work associated with our permitting and pre-feasibility study activities.

General and Administrative Expense (“G&A”)

General and administrative expenditures for the three months ended September 30, 2013 and 2012 were comprised of the following:

	Three Months Ended	Three Months Ended
	September 30, 2013 (in thousands)	September 30, 2012 (in thousands)
	(unaudited)	(unaudited)
Salaries and benefits	$712	$1,072
Office, travel and other	387	1,271
Legal, accounting and insurance	763	1,553
Management fees, consulting fees and board compensation	125	1,113
Equity compensation	274	4,619
Total G&A	$2,261	$9,628

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

Operating Results for the Six Months Ended September 30, 2013 compared to Six Months Ended September 30, 2012.

Revenue

For the six months ended September 30, 2013 and 2012, the Company had no revenue.

Exploration Expense

Exploration expense for the six months ended September 30, 2013 and 2012 was comprised of the following:

	Six Months Ended	Six Months Ended
	September 30, 2013 (in thousands)	September 30, 2012 (in thousands)
	(unaudited)	(unaudited)
Drilling & Fieldwork	$2,459	$2,614
Engineering	885	4,360
Permitting	417	3,623
Mineral Leases & Exploration Permits	310	773
Total Exploration Expense	$4,071	$11,370

For the six months ended September 30, 2013, our activities encompassed the drilling of 17 holes and work associated with our permitting and pre-feasibility study activities.  For the six months ended September 30, 2012, our activities included the drilling of 8 holes and work associated with our permitting and pre-feasibility study activities.

General and Administrative Expense (“G&A”)

General and administrative expenditures for the six months ended September 30, 2013 and 2012 were comprised of the following:

	Six Months Ended	Six Months Ended
	September 30, 2013 (in thousands)	September 30, 2012 (in thousands)
	(unaudited)	(unaudited)
Salaries and benefits	$1,540	$2,211
Office, travel and other	773	1,790
Legal, accounting and insurance	1,617	3,494
Management fees, consulting fees and board compensation	250	1,330
Equity compensation	175	5,063
Total G&A	$4,355	$13,888

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

Equity compensation expenses decreased by approximately $4.9 million over the prior period as most of the stock options from our July 1, 2012 grants had fully vested by the start of the current quarter, and therefore no additional expense was recognized after vesting and approximately $1.4 million of previously recognized equity compensation expense related to forfeited stock options was reversed.  Equity compensation is recognized ratably over the vesting period, in most cases one year.

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

Karlsson Group Debt

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

Buffalo Management Revenue Interest Exchange

Under the Karlsson agreements, we were required to increase Karlsson’s royalty interest from 1% to 2% without increasing the aggregate amount of royalty interests payable to third parties. In order to achieve this result, we negotiated with Buffalo Management to reduce Buffalo Management’s revenue interest from 2% to 1%.  On August 14, 2013, we compensated Buffalo Management for its relinquishment of this revenue interest by issuing it 15.0 million shares of our redeemable preferred stock and warrants to purchase 1,005,283 shares of our common stock at $7.20 per share, expiring on August 13, 2018.  At June 30, 2013, we recorded a liability for the anticipated value of the 1% revenue interest. When this agreement was finalized we recorded a gain of $0.5 million for the change in fair value of the warrants as originally estimated at quarter-ended June 30, 2013.

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

Prior to the filing of the Company’s Form 10-Q for the quarter ended September 30, 2013 (“Original Form 10-Q”), the Company’s management, with the participation of the CEO and CFO of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. Subsequently, the Company determined that there was a material weakness in its internal controls over financial reporting as of September 30, 2013 due to the restatement described below and in Note 20 to the consolidated financial statements included elsewhere in this quarterly report. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

Prior to the filing of the Original Form 10-Q, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2013. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, our CEO and CFO had believed that our internal control over financial reporting was effective as of September 30, 2013.

Subsequent to that evaluation, in connection with the restatement discussed in Note 20 to the consolidated financial statements included elsewhere in this quarterly report and the filing of this amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, determined that the material weakness described below existed as of September 30, 2013. Accordingly, as a result of this material weakness, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has considered the underlying causes for this amendment, as more fully described in the Explanatory Note and in Note 20 to the consolidated financial statements included elsewhere in this quarterly report, and determined that the restatements were due to a material weakness in the Company’s internal control over financial reporting regarding the requirements under United States generally accepted accounting principles (“U.S. GAAP”) and SEC Industry Guide 7. However, management also believes the circumstances leading to the restatements were isolated incidents related to the interpretation of SEC Industry Guide 7 and specific accounting literature pertaining to unvested stock compensation under U.S. GAAP and that no further corrective action is necessary to remedy the material weakness.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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