Form 10-Q
period 2013-12-31
PROSPECT GLOBAL RESOURCES INC.
filed 2014-02-14
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, the number of outstanding shares of the issuer’s common stock was 4,940,456.

PROSPECT GLOBAL RESOURCES INC.

FORM 10-Q

For the Quarter Ended December 31, 2013

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(An Exploration Stage Company)

(In thousands, except number of shares and par value amounts)

	December 31, 2013 (unaudited)	March 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$51	$1,024
Related party receivable	25	25
Other current assets	297	1,171
Total current assets	373	2,220

Noncurrent assets
Land	399	380
Mineral properties	13,047	13,690
Equipment (net of accumulated depreciation of $283 and $132, respectively)	394	613
Other long-term assets	75	104
Total noncurrent assets	13,915	14,787

Total assets	$14,288	$17,007

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,693	$7,356
Grandhaven Obligation (Note 10)	4,060	4,060
Current portion of long-term debt, net	116,536	122,032
Tax compensation on note payable (Note 8)	19,152	6,226
Accrued interest	10,875	7,251
Derivative warrant liabilities (Note 14)	12,481	—
Total current liabilities	167,797	146,925

Noncurrent liabilities
Other noncurrent liabilities	650	—
Total noncurrent liabilities	650	—

Total liabilities	168,447	146,925

Commitments and Contingencies (Note 16)
Redeemable preferred stock: $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares outstanding with a liquidation preference of $15,000,000 and nil at December 31, 2013 and March 31, 2013, respectively. (Note 9)	4,996	—

EQUITY (1)
Common stock: $0.001 par value; 300,000,000 shares authorized; 4,191,658 and 1,451,914 issued and outstanding at December 31, 2013 and March 31, 2013, respectively	4	1
Additional paid-in capital	39,025	30,335
Losses accumulated in the exploration stage	(198,184)	(160,254)
Total shareholders’ deficit	(159,155)	(129,918)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$14,288	$17,007

(1)         All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(An Exploration Stage Company)

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative from August 5, 2010 (Inception) through December 31, 2013
Expenses:
Exploration	$777	$5,646	$4,848	$17,016	$30,072
General and administrative	4,950	15,723	9,306	29,611	70,490
Off-take fee	—	7,751	(438)	7,751	7,313
(Gain) loss on change in warrant liability	(5,918)	324	(867)	5,943	5,099
Total expenses	(191)	29,444	12,849	60,321	112,974

Gain (loss) from operations	191	(29,444)	(12,849)	(60,321)	(112,974)

Other income (expense):
Derivative gains (losses)	650	(1,900)	2,162	(1,900)	(54,504)
Loss on extinguishments, net	(11,423)	—	(49)	—	(2,049)
Asset impairment	(643)	—	(1,224)	—	(1,224)
Interest, net	(9,360)	(2,741)	(25,970)	(4,612)	(35,270)
Total other expenses	(20,776)	(4,641)	(25,081)	(6,512)	(93,047)

Income tax expense	—	—	—	—	—

Net loss	(20,585)	(34,085)	(37,930)	(66,833)	(206,021)

Net loss attributable to non-controlling interest	—	—	—	4,069	7,837

Net loss attributable to Prospect Global Resources Inc.	$(20,585)	$(34,085)	$(37,930)	$(62,764)	$(198,184)

Earnings per share (1)
Basic and diluted
Loss per share	$(5.01)	$(26.50)	$(13.62)	$(59.32)	$(142.61)
Weighted average number of shares outstanding	4,203	1,286	2,820	1,058	1,393

(1)         All common share amounts and computations using such amounts have been retroactively adjusted to reflect the September 4, 2013 1-for-50 reverse stock split.

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(An Exploration Stage Company)

(unaudited)

(In thousands)

	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative from August 5, 2010 (Inception) through December 31, 2013

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(37,930)	$(66,833)	$(206,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Services paid for with stock	1,569	4,547	8,600
Apollo fees paid with promissory note	—	—	6,750
Derivative (gains) losses	(2,162)	1,900	54,504
(Gain) loss on debt extinguishment	(497)	—	1,503
Impairment of assets	724	—	724
Stock-based compensation	1,840	9,285	21,831
Warrant expense	(867)	5,943	5,099
Interest expense	10,699	4,620	20,009
Amortization of debt discount	14,586	—	14,586
Amortization of deferred financing costs	673	—	673
Karlsson Group tax compensation	1,537	6,226	7,763
Depreciation	161	72	275
SKLH land option extinguishment	500	0	500
Changes in operating assets and liabilities:
Other current assets	7	170	(769)
Accounts payable and accrued liabilities	(2,905)	5,979	4,463
Change in derivative warrant liabilities	(806)	—	(806)
Change in other long-term assets	38	—	38
Net cash used in operating activities	(12,833)	(28,091)	(60,278)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Mineral properties	$—	$(98)	$(2,690)
Land acquisitions	(19)	—	(399)
Increase in restricted cash	(1)	—	(1)
Equipment acquisitions	(23)	(643)	(748)
Net cash used in investing activities	(43)	(741)	(3,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	$5,000	$—	$14,049
Merkin note amendment	—	—	(2,000)
Karlsson note principal payments	(96)	—	(9,814)
Apollo notes principal payments	(95)	—	(95)
Karlsson tax compensation payments	(14)	(9,718)	(14)

Net Proceeds from common stock issued	7,108	61,884	87,041
Cash paid for non-controlling interest acquisition	—	(25,000)	(25,000)
Net cash provided by financing activities	$11,903	$27,166	$64,167

Net increase (decrease) in cash and cash equivalents	(973)	(1,666)	51
Cash and cash equivalents- beginning of period	1,024	11,300	—
Cash and cash equivalents - end of period	$51	$9,634	$51

Cash paid for interest	12	—	—

Supplemental disclosure of non-cash transactions:
Convertible notes and accrued interest converted into shares of common stock	$—	$—	$(9,493)
Common stock attributable to reverse merger	—	—	2
Fair value of land contributed by non-controlling interest	—	—	(11,000)
Note receivable in exchange for shares of common stock	—	—	(1,125)
Grandhaven Obligation, net of $25,000 receivable	—	—	4,036
Non-controlling interest acquisition	—	—	500
SK Land Holdings Option	(500)	500	—
Convertible note into preferred stock	5,439	—	5,439
Preferred stock into common stock and warrants	(5,439)	—	(5,439)
Embedded derivative liability (noncurrent)	650	—	650
Buffalo revenue interest exchange	8,712	—	8,712

The accompanying notes are an integral part of these statements.

PROSPECT GLOBAL RESOURCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(An Exploration Stage Company)

(In thousands, except number of shares)

	Preferred Stock		Common Stock (1)		Additional Paid-	Losses Accumulated in the Exploration	Non-Controlling	Total Shareholders’ Equity/	Temporary Equity
	Shares	Amount	Shares	Amount	in Capital (1)	Stage	Interest	(Deficit)	(Preferred Stock)
Balance at August 5, 2010 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Stock issued in private placements		—	328,273	—	54	—	—	54	—
Stock-based compensation	—	—	17,000	—	1	—	—	1	—
Contributions	—	—	—	—	—	—	11,000	11,000	—
Stock issued for services	—	—	42,833	—	316	—	—	316	—
Stock acquired through merger	—	—	34,700	—	—	—	—	—	—
Convertible notes and accrued interest converted into common stock	—	—	7,171	—	1,076	—	—	1,076	—
Net loss	—	—	—	—	—	(16,834)	(375)	(17,209)	—
Balance at March 31, 2011	—	—	429,977	—	1,447	(16,834)	10,625	(4,762)	—
Stock issued in private placements	—	—	85,552	—	13,972	—		13,972	—
Stock issued for services	—	—	10,000	—	2,061	—	—	2,061	—
Stock-based compensation	—	—	14,000	—	9,717	—	—	9,717	—
Convertible notes and accrued interest converted into common stock	—	—	250,254	—	64,800	—	—	64,800	—
Net loss	—	—	—	—	—	(63,566)	(3,391)	(66,957)	—
Balance at March 31, 2012	—	—	789,783	—	91,997	(80,400)	7,234	18,831	—
Stock issued for services	—	—	40,425	—	4,652	—	—	4,652	—
Non-controlling interest acquisition	—	—	—	—	(179,056)	—	(3,163)	(182,219)	—
The Karlsson Group warrant issuance	—	—	—	—	34,620	—	—	34,620	—
Stock issued in private placements	—	—	4,706	—	1,000	—	—	1,000	—
Stock issued in public offerings	—	—	608,000	1	66,289	—	—	66,290	—
Cost of public offerings	—	—	—	—	(5,406)	—	—	(5,406)	—
Stock-based compensation	—	—	9,000	—	16,239	—	—	16,239	—
Net loss	—	—	—	—	—	(79,854)	(4,071)	(83,925)	—
Balance at March 31, 2013	—	$—	1,451,914	$1	$30,335	$(160,254)	$—	$(129,918)	—
Stock issued for services	—	—	247,742	—	1,569	—	—	1,569	—
Stock issued in public offerings	—	—	1,575,334	2	803	—	—	805	—
Cost of public offerings	—	—	—	—	(790)	—	—	(790)	—
Debt to preferred stock conversion	5,500,000	—	—	—	—	—	—	—	5,434
Exchange of preferred stock for common stock and warrants.	(5,500,000)	—	916,668	1	2,275	—	—	2,276	(5,434)
Redeemable Preferred Stock (Note 9)	15,000,000	—	—	—	—	—	—	—	4,996
Very Hungry warrant issuance	—	—	—	—	1,715	—	—	1,715	—
The Karlsson Group warrant issuance	—	—	—	—	190	—	—	190	—
Warrant reclass to liability	—	—	—	—	1,088	—	—	1,088	—
Stock-based compensation	—	—	—	—	1,840	—	—	1,840	—
Net loss	—	—	—	—	—	(37,930)	—	(37,930)	—
Balance at December 31, 2013 (unaudited)	15,000,000	—	4,191,658	4	39,025	(198,184)	—	(159,155)	4,996

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

(d)         all references to “Extension Agreements” refer to the agreements we entered into with the Karlsson Group on April 15, 2013, June 26, 2013, September 13, 2013, December 10, 2013 and January 31, 2014 to restructure the $125.0 million senior secured promissory note (the “Karlsson Note”) and related agreements associated with the Karlsson Group Acquisition.

Note 1 — Organization and Business Operations

Prospect Global is an exploration stage company engaged in the exploration and development of a potash deposit located in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. We hold our interest in and control the Holbrook Project through our wholly owned subsidiary AWP.

Between January and November 2011, we invested $11.0 million dollars in AWP and the Karlsson Group contributed to AWP its ownership of mineral rights on eight private sections and potash exploration permits on 42 Arizona state sections, comprising a total of approximately 31,000 gross acres in the Holbrook Basin, for a 50% ownership interest in AWP. In July 2011, AWP entered into a Potash Sharing Agreement covering 101 private mineral estate sections and related mineral leases on approximately 62,000 acres adjacent to or in close proximity to AWP’s existing mineral rights.  On August 1, 2012 we purchased the Karlsson Group’s 50% interest in AWP and became the sole owner and operator of AWP.   We subsequently relinquished our rights to eight of the ASLD exploration permits. As of December 31, 2013, we held exploration permits and leases on 143 mineral estate sections spanning approximately 88,175 acres.

Note 2 — Liquidity

As of February 14, 2014, we had cash of approximately $0.8 million available for general corporate purposes.  Of this amount, we expect to pay approximately $0.4 million on certain obligations.  This would leave us with approximately $0.4 million for general corporate purposes which we would expect to sustain operations through March.  On or before March 10, 2014 we have a $25 million payment due under our Karlsson debt which if we fail to make payment we will be in default.  We are trying to raise additional funds and may decide to file bankruptcy if we cannot do so.

Note 3—Summary of Significant Accounting Principles

This summary of significant accounting policies of the Company is intended to assist readers in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of Presentation

The accompanying unaudited Interim Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements unless specifically discussed below. These interim financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on Febarury 12, 2014.

We have incurred net losses totaling $198.2 million since inception and at December 31, 2013 we had a working capital deficit of $167.4 million. These consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business for the foreseeable future and do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

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

Mineral properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment.  If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations.

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

Note 4 — Other Current Assets

As of December 31, 2013 and March 31, 2013, other current assets were comprised of:

	December 31, 2013	March 31, 2013
	(thousands)	(thousands)
	(unaudited)
Prepaid insurance & deposits	$186	276
Land purchase option	—	500
Deferred financing fees	70	—
Other	41	395
Total other current assets	$297	$1,171

Note 5—Mineral Properties

At both December 31, 2013 and March 31, 2013, the balances of mineral properties were comprised primarily of the value of the mineral rights and exploration permits contributed by the Karlsson Group in exchange for their initial 50% ownership interest in AWP. During the three months ended December 31, 2013, we chose not to renew the leases on four of these permits and reduced the value of the mineral properties contributed by the Karlsson Group by $0.6 million, which is included in asset impairment in the consolidated statement of operations.

The majority of the $2.6 million in payments to private landowners for mineral rights is comprised of the cash payments made under our July 2011 Potash Sharing Agreement covering 101 private mineral estate sections and the related mineral leases on approximately 62,000 acres.

	December 31, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Karlsson Group contribution of mineral rights and exploration permits	$10,357	$11,000
Payments to private landowners for mineral rights	2,641	2,641
Leasehold options	49	49
Total mineral properties	$13,047	$13,690

Note 6 — Other Long-term Assets

As of December 31, 2013 and March 31, 2013, our other long-term assets consisted of surety deposits posted under various leasing agreements, utility contracts and exploration permits, all of which are expected to be held for the next twelve months or more.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2013 and March 31, 2013 were comprised of:

	December 31, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Drilling/permitting	$174	$382
Engineering	1,617	1,796
Private leaseholder obligations	—	1,500
Legal	678	720
Board of Directors’ fees	125	125
Off-take arrange fee	50	1,588
Compensation and other	2,049	1,245
Total accounts payable and accrued liabilities	$4,693	$7,356

Note 8 — Debt and Tax Compensation on Note Payable

On December 10, 2013, we entered into an Extension Agreement with the Karlsson Group under which we can retire all amounts owing under the Karlsson note for the discounted payoff amount of $25 million provided we pay this amount on or before March 10, 2014. If we are unable to pay the $25 million on or before March 10, 2014, the entire undiscounted amount of the Karlsson debt then owing (estimated to be approximately $151.7 million at March 10, 2014) would be immediately due and payable.  This would also cause all amounts then owing under our Apollo debt (estimated to be approximately $7.4 million at March 10, 2014) to be immediately due and payable on March 10, 2014.  Also see Note 19 — Subsequent Events under the heading of “Restructuring of

Senior Unsecured Debt” for additional information on our agreement under which we can retire the Apollo debt on or before March 10, 2014 in exchange for shares of our common stock.

In accordance with U.S. GAAP, the December 10, 2013 Extension Agreement with the Karlsson Group was deemed to be a debt extinguishment and therefore we wrote-off the net carrying value of the old (extinguished) note and recorded the new note at its estimated fair value of $134.1 million. The $11.4 million difference between the net carrying value of the extinguished note and the new note was recorded as a loss on extinguishment and is included in Other Expenses on the December 31, 2013 Consolidated Statement of Operations. We also recorded $13.3 million of note discount on the new note for the difference between the $134.1 million estimated fair value of the new note and the $147.4 million then owing under the new note (without taking into consideration the $25 million discounted payoff amount if paid on or before March 10, 2014).

As of December 31, 2013, our indebtedness totaled $145.9 million or $156.8 million including the $10.9 million of accrued interest owed.

	December 31, 2013 (thousands)	March 31, 2013 (thousands)
	(unaudited)
Karlsson senior secured note	$120,079	$115,282
Apollo unsecured notes	6,654	6,750
Tax compensation on Karlsson senior secured note	19,152	6,226
Total current debt and tax compensation	145,885	128,258
Less: Unamortized debt discount*	(10,197)	—
Less: current portion of debt and tax compensation	(135,688)	(128,258)
Total long-term debt and tax compensation	$—	$—

* Includes $13,300 of gross discount on the Karlsson Note, net of amortized discount of $3,103 at December 31, 2013.

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

On December 10, 2013, we entered into an extension agreement with the Karlsson Group which restructured the senior first priority secured promissory note. Under the terms of the extension agreement, we have until March 10, 2014 to prepay all amounts owing under the Karlsson senior secured note for the aggregate discounted payoff amount of $25 million. Upon payment of the $25 million discounted payoff amount, the Karlsson Note will be deemed paid in full (including all principal, interest and tax compensation amounts) and the Karlsson Group will release its first priority lien over our assets. In the event we do not pay the discounted payoff amount on or before March 10, 2014, we will be in default under the Karlsson Note as in effect prior to the extension agreement without the ability to cure such default and the Karlsson Group would have the right to foreclose on all of our assets.  If we are unable to raise sufficient funds to pay off the Karlsson Group debt on or before March 10, 2014, we anticipate that we would voluntarily file for bankruptcy protection rather than permit the Karlsson Group to initiate foreclosure proceedings.

The Karlsson note bears interest at 9% and is payable quarterly in-kind by an increase to the note’s outstanding principal balance.  To the extent we are unable to pay the discounted payoff amount by March 10, 2014, all undiscounted amounts then owing under the Karlsson note would become immediately due and payable on March 10, 2014 which in the aggregate will total approximately $151.7 million on March 10, 2014.

Excluding the first $1.0 million of capital we raise between December 10, 2013 and March 10, 2014, we are required to prepay the Karlsson Note with 10% of the gross proceeds from any future capital raises until the Karlsson Note has been paid in full. The Karlsson Note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity.

The principal balance, accrued interest and compensation for tax matters totaled approximately $149.6 million as of December 31, 2013, all of which is included in current liabilities.

Debt covenant requirements

Excluding the first $1.0 million of capital we raise between December 10, 2013 and March 10, 2014:

(i).          we are required to deposit 50% of the net proceeds of the next of $18.8 million of capital we raise (for a total of $9.4 million) into escrow, which funds may be used solely to fund drilling and the Holbrook Project development.

(ii).       we are required to pay 20% of all future capital raises to Karlsson and Apollo (10% to each) as payments on their respective promissory notes.

These obligations will reduce the cash available from future capital raises that can be used to fund our on-going operations.

Karlsson Note Tax Compensation

We currently estimate the compensation for tax matters to be approximately $19.2 million under the Karlsson debt. This estimate could change based on future changes in tax rates (including increases in effective income tax rates caused by “minimum tax” provisions such as the “Buffett rule” or “flat tax” proposals) and/or future changes in certain interest rates published by the Internal Revenue Service.

Pursuant to the December 10, 2013 Extension Agreement, all amounts owing under the Karlsson note, including the approximately $19.2 million for tax compensation matters, will become immediately due and payable on March 10, 2014 if we are not able to retire the Karlsson Group debt on or before this date.  As a result, the $19.2 million for tax compensation matters has been included in current liabilities as of December 31, 2013.

Apollo Notes

On March 7, 2013, we entered into a Termination and Release Agreement with certain affiliates of certain investment funds managed by Apollo Global Management, LLC (which we refer to collectively as the Apollo Parties) that terminated the agreements we entered into with the Apollo Parties in November 2012 (as amended in December 2012). In connection with the Termination and Release Agreement, we issued the Apollo Parties two promissory notes (“the Apollo Notes”) totaling approximately $6.8 million as partial consideration for the break-up and release. The Apollo Notes, which were subsequently amended on April 15, 2013 and January 10, 2014, are unsecured and bear interest at the rate of 11% per annum and mature on the earlier of i) July 1, 2015; ii) 12 months following completion of our Definitive Feasibility Study; or iii) the date the Karlsson Note is paid in full.

Excluding the first $1.0 million of capital we raise between December 10, 2013 and March 10, 2014, we are required to prepay the Apollo Notes with 10% of the gross proceeds from any future capital raises until the notes have been paid in full.  As of December 31, 2013 we owed a total of $7.3 million, of which $0.6 million was for accrued interest.  This entire balance, principal and interest, is included in current liabilities at December 31, 2013 as a result of the March 10, 2014 due date for the Karlsson Note. See Note 18—Subsequent Events for additional information.

Note 9 — Redeemable Preferred Stock

At December 31, 2013, we had a single series of redeemable preferred stock with a liquidation value of $15.0 million outstanding. This preferred stock, which is held by Buffalo Management, LLC, a related party, is non-voting, non-convertible and carries an 8% annual cumulative dividend.

Dividends on the preferred stock began accumulating on the issue date of August 14, 2013 and will continue to accumulate, whether or not declared. Undeclared, cumulative dividends totaled approximately $0.5 million at December 31, 2013. Dividends will be accrued when declared. To date, no dividends have been declared.  All unpaid dividends become payable on the date that is six months after a minimum of 50,000 tonnes of potash has first been shipped from our Holbrook Project. Thereafter, the dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

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

The put option held by Buffalo is an embedded derivative and has been bifurcated and recorded at its estimated fair value of $0.7 million at December 31, 2013.  We estimated the fair value of this put option by using scenario analysis based on various assumptions including: probability of achieving production, discount rate, preferred stock redemption periods, mine life and future potash prices.

Note 10—Related Party Transactions

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

During the nine months ended December 31, 2013 and 2012 and for the period from inception through December 31, 2013, Prospect paid Buffalo approximately nil, $1.1 million and $1.4 million, respectively.  No amounts were owing to Buffalo as of December 31, 2013 or 2012.

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

As of December 31, 2013, Quincy Prelude and Buffalo’s holdings included the following:

Stock and Warrants	Quantity	Strike Price ($)	Expiration Date
Warrants	36,271	187.50	2016
Warrants	35,410	130.00	2017
Warrants*	1,787,171	4.05	2018
Common Stock	63,763	N/A	N/A
Preferred Stock 8% Cumulative	15,000,000	N/A	N/A
Options**	4,000	130.00	2022
Options**	2,000	212.50	2021

*In conjunction with the February 12, 2014 capital raise the strike price on the 1,787,171 Buffalo warrants was reduced from $4.05 to $3.50 and we issued Buffalo Management 280,841 additional warrants with a strike price of $3.50 pursuant to the full ratchet anti-dilution provision.

**Options held by Chad Brownstein, our Executive Vice Chairman

Gregory M. Dangler, our interim chief financial officer, performs services from time to time for Buffalo Management, which is permitted by his employment agreement, and is compensated by Buffalo Management for this work.

Brownstein Hyatt Farber Schreck, LLP

Chad Brownstein, one of our directors and executive vice chairman, is the son of a founding partner of Brownstein Hyatt Farber Schreck, LLP (“Brownstein Hyatt”), which serves as Prospect Global’s principal outside legal counsel and also provides government relations services to us. As of December 31, 2013, Mr. Brownstein’s father controlled 104,074 shares of Prospect Global’s common stock, all of which were received in lieu of payment for services then owing.  Brownstein Hyatt also holds fully vested options to purchase 2,400 shares of our common stock at $130.00 per share, expiring in 2022.

During the nine months ended December 31, 2013 and 2012 and for the period from inception through December 31, 2013, Prospect made cash payments to Brownstein Hyatt totaling approximately $1.5 million, $3.2 million and $5.8 million respectively for legal and lobbying/permitting fees. Approximately $0.3 million and nil payable to Brownstein Hyatt are included in accrued liabilities and accounts payable as of December 31, 2013 and 2012, respectively. Chad Brownstein does not share in any of these fees.

Hexagon Investments, LLC and affiliates

One of our former board members, Scott Reiman, who served on our board from August 2011 to March 2012, is the founder of Hexagon Investments, LLC (“Hexagon”). Conway Schatz, an employee of Hexagon, became a director in April 2012 and resigned from our board on September 29, 2013. Grandhaven Energy, Very Hungry LLC and the Scott Reiman 1991 Trust are all affiliates of Hexagon.  At December 31, 2013, Hexagon and its affiliates’ holdings consisted of the following:

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

(1)   Series B warrants entitling the holder to purchase for $6.00 per unit one share of our common stock and one Series A warrant to purchase an additional share of our common stock for $6.00 per share.  If exercised, each Series A warrant would have full ratchet anti-dilution protection. All of these Series B warrants expired unexercised on January 9, 2014.

(2)   Warrants have full ratchet anti-dilution protection.

Grandhaven Energy Royalty Interest

Grandhaven holds a 1% overriding royalty interest in the gross proceeds received by our subsidiary AWP from the extraction of potash from lands and state exploration permits held by AWP on November 22, 2011. At the time of acquiring this interest, we recognized a liability of $4.1 million for the fair value of this royalty obligation (the “Grandhaven Obligation”). Grandhaven also holds an option (the “Grandhaven Option”), that just became effective on December 31, 2013 and is now exercisable at any time, to receive shares of our common stock valued at $212.50 per share in exchange for the fair market value of any royalty interest surrendered.

For accounting purposes, the Grandhaven Option is deemed to be a derivative financial instrument requiring bifurcation and fair value measurement beginning with the option’s effective date of December 31, 2013. The value of the Grandhaven Option at December 31, 2013 was determined to be nil given the difference between the Company’s stock price on that date and the $212.50 option conversion price.

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

On February 7, 2014 we received notice from Grandhaven regarding the closing of the conveyance of their royalty interests in the fee and state mineral rights owned by AWP.  As of February 14 the assignment of their royalty interest had not been completed.

Note 11—Equity Based Compensation

Stock Options

As of December 31, 2013, we had the following options outstanding:

Exercise Price ($)	Outstanding Options	Vested Options	Expiration
2.25	75,000	75,000	2023
2.36	610,000	610,000	2023
130.00	95,000	88,334	2022
144.00	6,000	6,000	2022
212.50	60,300	60,300	2021
	846,300	839,634

We are authorized to issue stock options up to the greater of 1,934,000 or 10% of the Company’s outstanding shares of capital stock pursuant to our approved equity incentive plans. In early November 2013, we issued 685,000 options at exercise prices of $2.25 and $2.36.

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

Fair value for employee and non-employee options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized on a straight-line basis over each grant’s respective vesting period for employees and service period for non-employees. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Other assumptions used in estimating the fair value of awards granted through December 31, 2013 included the following:

Expected Term	0.25 to 9.25 years
Volatility*	113.4% to 165.62%*
Risk-Free Rate	0.04% to 1.73%
Dividend Yield	—

*                 The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

A summary of stock option activity under the Plans as of December 31, 2013 and changes during the nine months then ended is presented below.

Stock Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (Years)
Outstanding at March 31, 2013	186,160	160.72	—	9.02
Granted	697,000	4.22	—	0
Exercised	—	—	—	—
Forfeited or expired	(36,860)	141.67	—	—
Outstanding at December 31, 2013	846,300	32.66	—	9.59
Vested at December 31, 2013	839,634	31.88	—	9.59

The weighted average grant date fair value of the stock options granted for the nine months ended December 31, 2013 and 2012 was $2.40 and $95.27, respectively.

A summary of the status of the non-vested stock options as of December 31, 2013, and changes during the nine months ended December 31, 2013 is presented below.

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	53,883	$99.71
Granted	697,000	2.40
Vested	(730,217)	6.50
Forfeited	(14,000)	130.59
Non-vested at December 31, 2013	6,666	$70.71

As of December 31, 2013, there was $0.2 million of total unrecognized compensation expense related to non-vested share based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of less than one year. The total expense for the fair value of vested grants during the nine months ended December 31, 2013 and 2012 was $1.8 million and $9.7 million, respectively.

Note 12—Warrants

As of December 31, 2013, we had the following warrants outstanding:

•                  3,936,677 Series A Warrants having an exercise price of $4.05 per share and expiration dates in 2018. All Series A Warrants contain full ratchet anti-dilution protection provisions.

•                  2,255,063 other warrants comprised of the following:

Outstanding Warrants	Exercise Price ($)	Expiration	Notes
1,000	2.25 – 4.04	2018
1,787,171	4.05	2018	Contain full ratchet anti-dilution protection to $3.50 per share
307,424	6.00 – 17.00	2017, 2019	See Note 1 below
159,468	62.50 – 251.00	2014 - 2018
2,255,063

On February 12, 2014 we reduced the exercise price on 747,298 of our Series A Warrants issued in our June 2013 public offering from $4.05 to $1.50 and all 747,298 of these warrants were exercised.  In conjunction with the exercise we issued the investors 747,298 new Series A Warrants with an exercise price of $1.50, exercisable for five years only upon stockholder approval of the exercise.  Pursuant to the full ratchet anti-dilution terms in our Series A Warrants, the exercise price of our remaining outstanding Series A Warrants were adjusted to $1.50 and we issued an additional 5,362,190 Series A Warrants to holders.

In conjunction with the February 12, 2014 capital raise the strike price on the 1,787,171 Buffalo warrants was reduced from $4.05 to $3.50 and we issued Buffalo Management 280,841 additional warrants with a strike price of $3.50 pursuant to the full ratchet anti-dilution provision.

Note 1: we have agreed to adjust the exercise price on the 172,117 of these warrants currently held by the Karlsson Group to the lowest price per share of our common stock sold between November 14, 2013 and March 10, 2014, but in no event higher than the current exercise price of $12.50 per share on the 112,117 warrants issued on May 30, 2012 and $6.00 per share on the 60,000 warrant issued on June 26, 2013. At December 31, 2013, we estimated the fair value of these 172,117 warrants using the binomial-lattice-based valuation model and a range of potential adjusted exercises prices.  We then weighted the probability of each outcome to arrive at our estimate of fair value at December 31, 2013.

•                  916,668 Series B Warrants, all of which expired on January 9, 2014 unexercised. These Series B Warrants had an exercise price of $6.00 per share and were exercisable for one share of our common stock and one Series A Warrant. Each Series A Warrant issued in the exercise of a Series B Warrant would have had a five year term, an initial exercise price of $6.00 and full ratchet anti-dilution protection.

•                  Upon payment of the discounted payoff amount of $25 million on or before March 10, 2014, we have agreed to grant the Karlsson Group a new, five year warrant for 750,000 shares having an exercise price equal to the lowest price per share of our common stock sold between November 14, 2013 and March 10, 2014. At December 31, 2013, we estimated the fair value of this warrant using the binomial-lattice-based valuation model and a range of potential adjusted exercises prices.  We then weighted the probability of each outcome to arrive at our estimate of fair value at December 31, 2013.

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

For the three and nine month periods ended December 31, 2013, we recognized gains on the change in warrant liability of $5.9 million and $0.9 million.

Service Warrants

The Company has issued approximately 0.1 million warrants to purchase shares of common stock in exchange for services, with exercise prices ranging from $2.25 to $251.00. The weighted average exercise price for these warrants is $149.71.  For these awards, fair value is estimated using the binomial-lattice-based valuation model.  Expense is recognized on a straight-line basis over each grant’s respective service period. Key inputs and assumptions used in estimating the fair value include our stock price, the grant price, expected term, volatility and the risk-free rate. Assumptions used in estimating the fair value of service warrants granted through December 31, 2013 included the following:

Remaining Term	0.08 to 4.84 years
Volatility*	79.32% to 157.03%
Risk-Free Rate	0.13% to 1.66%
Dividend Yield	—

*The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

Investor Warrants

As part of its fundraising efforts, the Company has issued warrants from time to time to various investors to purchase shares of its common stock. As of December 31, 2013, a total of 7.0 million investor warrants had been issued and remained outstanding. The exercise price and remaining exercise period of these warrants ranged from $4.05 to $150.00. The weighted average exercise price of the investor warrants is $5.95. With the completion of our capital raise on June 26, 2013 and the issuance of the warrants therewith, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  This accounting change was triggered by the full ratchet anti-dilution provisions contained in these warrants.

Assumptions used in estimating the fair value of investor warrants granted through December 31, 2013 included the following:

Remaining Term	0.02 to 5.4 years
Volatility*	71.07% to 164.38%

Risk-Free Rate	0.13% to 1.89%
Dividend Yield	—

*The Company’s estimates of expected volatility are based on the historic volatility of the Company’s common stock as well as the historic volatility of the Company’s peers due to the limited availability of historical trading information on the Company itself.

Note 13—Stockholders’ Equity

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of December 31, 2013, there were 4,191,658 shares of our common stock issued and outstanding.  Subsequent to December 31, 2013, we issued an additional 748,798 shares for a total of 4,940,456 shares outstanding as of February 14, 2014.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share, under the terms of the Company’s Amended and Restated Articles of Incorporation. As of December 31, 2013, we had 15,000,000 shares of redeemable preferred stock issued and outstanding having a liquidation value of $15.0 million.  This preferred stock is redeemable, non-convertible and non-voting and carries an 8% annual cumulative dividend. Redemptions of this preferred stock are limited to 10% of our market capitalization at the time of redemption.

Also during the nine months ended December 31, 2013, we issued and redeemed another 5,500,000 shares of our preferred stock having a liquidation value of $5.5 million. This preferred stock was issued to Very Hungry LLC and the Scott Reiman 1991 Trust, affiliates of ours, in exchange for the redemption of the $5.5 million in convertible notes issued to the these parties in May 2013.  This non-redeemable, mandatorily convertible preferred stock was converted into an aggregate of 916,668 shares of common stock, 916,668 Series A warrants and 916,668 Series B warrants, identical to those issued in our June 2013 public offering, on August 30, 2013.  The conversion of this preferred stock represented a debt extinguishment and was accounted for as such.  This extinguishment resulted in the recognition of a $2.1 million loss from the write off of the remaining debt discount that was recorded on issuance of the convertible notes.  This transaction also resulted in a beneficial conversion of $0.7 million, all of which was recorded and amortized through additional paid-in capital during the period.

The series of preferred stock outstanding at December 31, 2013 contains a fundamental change provision allowing the holder to receive the liquidation preference of the preferred stock and accrued dividends on the occurrence of a liquidity event such as a change in control, consolidation or merger.  We deemed the value of these options to be minimal.

Note 14—Derivative Financial Instruments

As of December 31, 2013, we had recorded a derivative liability of $12.5 million representing the estimated fair value of our outstanding stock warrants on that date.  Prior to our June 26, 2013 capital raise, which included the issuance of warrants having full ratchet anti-dilution protection, our warrants had been accounted for under the equity method and as such at March 31, 2013 we had no similar liability.  With the anti-dilution protection afforded these newer warrants, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  We now re-measure this liability at the end of each quarter using a binomial lattice valuation model. See Note 12— Warrants.

As of December 31, 2013, we also had an embedded derivative liability of $0.7 million relating to the embedded put option on the redeemable preferred stock held by Buffalo Management. This amount is included in other long-term liabilities on the balance sheet. The holder of this preferred stock may redeem their shares, in whole or in part, at any time following the three year anniversary of the date on which a minimum of 50,000 tonnes of potash has first shipped from our Holbrook Project.  We estimated the value of the derivative liability by using scenario analysis based on various assumptions including: probability of achieving production, discount rate, preferred stock redemption periods, mine life and potash prices.

Note 15—Loss per Share

The following sets forth the computation of basic and fully diluted weighted average shares outstanding and loss per share of common stock for the periods indicated (unaudited, in thousands except for per share amounts):

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2013	Nine Months Ended December 31, 2012	Cumulative from August 5, 2010 (Inception) through December 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss attributable to Prospect Global Resources Inc.	$(20,585)	$(34,085)	$(37,930)	$(62,764)	$(198,184)
Undeclared Preferred Stock Dividends	(467)	—	(467)	—	(467)
Net loss applicable to common shares for basic and diluted earnings per share	(21,052)	(34,085)	(38,397)	(62,764)	(198,651)
Denominator
Weighted average number of common shares outstanding — basic	4,203	1,286	2,820	1,058	1,393
Dilution effect of restricted stock and warrants	—	—	—	—	—
Weighted average number of common shares outstanding — fully diluted	4,203	1,286	2,820	1,058	1,393
Basic and fully diluted loss per share of common stock	$(5.01)	$(26.50)	$(13.62)	$(59.32)	$(142.61)

Our outstanding warrants and options (described in Note 11 — Equity Based Compensation, Note 12 — Warrants and Note 13 — Stockholders’ Equity), were not included in the computation of Loss per Share above as to do so would have been antidilutive for the periods presented. These potentially dilutive warrants and options totaled approximately 8.0 million shares as of December 31, 2013.

Note 16—Commitments and Contingencies

The Karlsson Group Acquisition

In conjunction with the Karlsson Group Acquisition, we have the following commitments and contingencies:

a)             if we are unable to prepay the entire $25 million discounted payoff amount of the KG Note balance on or before March 10, 2014 pursuant to the December 10, 2013 extension agreement with the Karlsson Group, we will be in default of the KG Note without any ability to cure the default and with all amounts then owing to be immediately due and payable as provided for under our debt agreement with the Karlsson Group that was in effect just prior to the extension agreement, which we estimate would total $151.7 million at March 10, 2014. The Karlsson Group would also have the right to foreclose on all of our assets. If we are unable to raise sufficient funds to pay off the Karlsson Group debt on or before March 10, 2014, we anticipate that we would voluntarily file for bankruptcy protection rather than permit the Karlsson Group to initiate foreclosure proceedings.

b)             for any amounts raised by the Company through any equity or debt offering, we are required to:

•                  place 50% of the net proceeds of the next $18.8 million of capital raised into escrow (for a total of $9.4 million), which funds may be released solely to fund specified development expenses for the Holbrook Project.*

•                  pay the Karlsson Group 10% of the gross proceeds raised as a prepayment of the outstanding KG Note balance.*

* Excludes the next $1 million of capital raised by the Company on or before March 10, 2014.

c)              to the extent we are unable to retire the KG Note for the discounted payoff amount of $25 million on or before March 10, 2014, we have agreed to compensate the Karlsson Group for any incremental income tax liabilities attributable to an increase in federal or state income tax rates over the tax rates that were in effect for 2012, such that they are made whole with respect to any such increase in tax liabilities. We have also agreed to compensate the Karlsson Group for certain interest charges imposed on the deferred tax liabilities as a result of the application the “installment sale” rules of the Internal Revenue Code.

d)             in the event of a sale, directly or indirectly, of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity on or prior to February 1, 2018, the Karlsson Group is entitled to a one-time payment of 10% of the net proceeds in excess of $200 million received by the Company.

e)              we are required to pay the Karlsson Group 2% of gross potash sales from any of our current or future acquired leases, licenses and permits.

f)               we have agreed to adjust the exercise price on the 172,117 warrants currently held by the Karlsson Group to the lowest price per share of our common stock sold between November 14, 2013 and March 10, 2014, but in no event higher than the current exercise price of $12.50 per share for the warrant issued on May 30, 2012 and $6.00 per share for the warrant issued on June 26, 2013.

g)              upon payment of the discounted payoff amount of $25 million on or before March 10, 2014, we have agreed to:

•                  grant the Karlsson Group a new, five year warrant for 750,000 shares having an exercise price equal to the lowest price per share of our common stock sold between November 14, 2013 and March 10, 2014.

•                  pay the Karlsson Group’s legal fees in connection with the preparation and negotiation of the December 10, 2013 extension agreement. In connection with this, we made a payment of $50,000 on December 13, 2013 and $100,000 on February 12, 2014.  Any remaining balance is due and payable on the earlier of (i) March 10, 2014 and (ii) two days following payment of the $25 million discounted payoff amount.  Our December 31, 2013 financial statements include an accrual of $30,000 reflecting our best estimate of these remaining legal fees to be paid although the actual amount could be substantially more or less than this amount.

Royalties

In addition to the 2% royalty to the Karlsson Group, we have the following royalty or revenue interest commitments once we have production from our Holbrook Project:

•                  1% revenue interest to Buffalo Management;

•                  1% royalty interest to Grandhaven;

•                  Royalties of a sliding scale nature on gross sales from our private mineral estate sections;

•                  Royalties of a sliding scale nature on gross sales from our Arizona state sections, although no formal agreement has been made at his time.

Major Contractual Obligations

(amounts in thousands)	Less than 1-year		1-2 years	Thereafter	Total

Debt obligations*	25,000	*	—	—	25,000	*
Land and lease payment**	336		609	582	1,527

*Assumes the Company’s prepayment of the Karlsson Note on March 10, 2014 for the discounted payment amount of $25.0 million and the simultaneous extinguishment of the Apollo Notes for shares of our common stock. If we are unable to pay the $25.0 million discounted amount on the Karlsson Note by March 10, 2014, the entire undiscounted amount then owing under the Karlsson Note as well as the amounts then owing under the Apollo Notes would become immediately due and payable, totaling $159.1 million as of that date.

** Amounts may change in the future as mineral leases are converted to mining leases.

The Apollo Notes

On January 10, 2014 we entered into an agreement with the holders of our Apollo notes pursuant to which we owed an aggregate amount of approximately $7.3 million in principal and interest at December 31, 2013.  This agreement provides that upon repayment or extinguishment of our senior secured debt owing to the Karlsson Group on or before March 10, 2014 in accordance with the terms of the December 10, 2013 extension agreement, and in any event for consideration having an aggregate value less than or equal to 17.0% of the aggregate amount owed under the Karlsson Group debt (including in respect of accrued interest and tax gross-up obligations), we may repay the Apollo notes by issuance of a number of shares of our common stock with an aggregate value of 17% of all amounts owing under the Apollo notes (including accrued interest). To the extent we have not repaid or extinguished the Karlsson debt on or before March 10, 2014, the entire aggregate amount of approximately $7.4 million due under the Apollo Notes as of March 10, 2014 would be immediately due and payable.

In the event of any equity or debt offering completed by the Company while the Apollo notes remain outstanding, we have agreed to pay Apollo 10% of the gross proceeds raised as a prepayment of the outstanding principal; provided that the next $1 million of capital raised by us between now and March 10, 2014 is excluded from this provision.

Common Stock and Warrant Commitments

As of December 31, 2013, the Company had remaining commitments to issue an additional 9,000 shares of our common in exchange for services under an investor relations consulting agreement with COR Advisors LLC. The 9,000 shares of common stock are due in quarterly increments of 1,500 shares each with the next quarterly increment having been issued on January 5, 2014. We do not pay a cash fee under this agreement.

As of December 31, 2013, we had 3,936,677 Series A warrants outstanding having full ratchet anti-dilution protection rights and another 1,787,171 warrants containing full ratchet protection rights to $3.50 per share. The exercise price for all of these warrants is $4.05 and all have an expiration date in 2018.

•      On February 12, 2014 we reduced the exercise price on 747,298 of our Series A Warrants issued in our June 2013 public offering from $4.05 to $1.50 and all 747,298 of these warrants were exercised.  In conjunction with the exercise we issued the investors 747,298 new Series A Warrants with an exercise price of $1.50, exercisable for five years only upon stockholder approval of the exercise.  Pursuant to the full ratchet anti-dilution terms in our Series A Warrants, the exercise price of our remaining outstanding Series A Warrants were adjusted to $1.50 and we issued an additional 5,362,190 Series A Warrants to holders.  As of February 14, 2014 we had 9,298,867 Series A Warrants outstanding.

At December 31, 2013, 916,668 Series B Warrants were outstanding, all of which expired on January 9, 2014 unexercised. These Series B Warrants had an exercise price of $6.00 per share and were exercisable for one share of our common stock and one Series A Warrant. Each Series A Warrant issued in the exercise of a Series B Warrant would have had a five year term, an initial exercise price of $6.00 and full ratchet anti-dilution protection.

At December 31, 2013, 1,787,171 warrants with an exercise price of $4.05 per share were held by Buffalo Management.  These warrants have full ratchet anti-dilution protection down to an issuance price of $3.50 per share.

•      In conjunction with the February 12, 2014 capital raise the strike price on the 1,787,171 Buffalo warrants was reduced from $4.05 to $3.50 and we issued Buffalo Management 280,841 additional warrants with a strike price of $3.50 pursuant to the full ratchet anti-dilution provision.

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

As noted above, the Company also has commitments to (i) adjust the exercise price on the 172,117 warrants currently held by the Karlsson Group to the lowest price per share of our common stock sold between November 14, 2013 and March 10, 2014 and (ii) grant the Karlsson Group a new, five year warrant for 750,000 shares having an exercise price equal to the lowest price per share of our common stock sold between November 14, 2013 and March 10, 2014.

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

In the normal course of operations, Prospect and its subsidiaries may be subject to litigation. As of December 31, 2013, there were no material litigation matters. The Company holds various insurance policies in an attempt to protect it and investors.

Note 17—Fair Value Measurement

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

The following tables present information about financial instruments recognized at fair value as of December 31, 2013 and March 31, 2013 and indicate the fair value hierarchy:

	December 31, 2013				March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Tax compensation*	—	19,152	—	19,152	—	6,226	—	6,226
Buffalo embedded derivative	—	—	650	650	—	—	—	—
Grandhaven Option**	—	—	—	—	—	—	—	—
Derivative warrant liability*	—	—	12,481	12,481	—	—	—	—
Total liabilities	$—	$19,152	$13,131	$32,283	$—	$6,226	$—	6,226

* Measured on a recurring basis (at least annually).

** Represents Grandhaven’s option to exchange their royalty interest for shares of the Company’s common stock.

The estimated fair value of the Company’s debt (all non-recurring) is as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2013 (Level 3)	$116,536	$117,823

The following table sets forth a summary of the qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial liabilities for the nine months ended December 31, 2013:

Description	Valuation Technique	Unobservable Inputs
Grandhaven Option	Discounted cash flow	Discount rate, future potash prices and mine life
Derivative warrant liability	Binomial-Lattice valuation model	Underlying price, term, volatility and risk free interest rate
KG derivative warrant	Binomial-Lattice valuation model with	Underlying price, exercise price, term, volatility

liability	probability weighted pricing scenarios	and risk free interest rate
Indebtedness	Discounted cash flow	Discount rate
Buffalo preferred stock put option	Discounted cash flow	Discount rate, preferred stock redemption scenarios, future potash prices and mine life

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended December 31, 2013:

	Derivative Warrant Liability	Very Hungry Embedded Derivative	Buffalo Embedded Derivative	Grandhaven Option*
Balance at March 31, 2013	$—	$—	$—	$—
Mark-to-market adjustment	12,481	—	—	—
Extinguishment — debt (net of amortization)	—	—	—	—
New instrument — initial valuation	—	2,900	650	—
Extinguishment — embedded derivative	—	(2,900)	—	—
Balance at December 31, 2013	$12,481	$—	$650	$—

* Represents Grandhaven’s option to exchange their royalty interest for shares of the Company’s common stock.

Note 18—Subsequent Events

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

On October 23, 2013 we received written notification from The Nasdaq Stock Market that we have not regained compliance during that period and that our common stock would be delisted at the open of business on November 1, 2013.  The Nasdaq rules permitted us to appeal the delisting determination to a Nasdaq Hearing Panel and on December 11, 2013 our appeal was heard by Nasdaq.

On January 21, 2014, we received written notification from The Nasdaq Hearing Panel that our request for additional time to regain compliance had been granted.  We now have until February 28, 2014 to regain compliance with the $35 million minimum market cap requirement.  In the event the Company is unable to achieve compliance by that date, our securities may be delisted from The Nasdaq Stock Market.  If our stock is delisted, we intend to take the steps necessary to have our common stock quoted on the OTC Bulletin or in the “Pink Sheets”.

Restructuring of Senior Unsecured Debt

On January 10, 2014 we entered into an agreement with the holders of our two senior promissory notes pursuant to which we owe an aggregate amount of approximately $7.3 million in principal and interest.  The agreement provides that upon repayment or extinguishment of our senior secured debt owing to the Karlsson Group, Inc. on or before March 10, 2014 in accordance with the terms of the Extension Agreement and in any event for consideration with aggregate value less than or equal to 17% of the aggregate amount outstanding thereunder (including in respect of accrued interest and tax gross-up obligations) we may repay the notes by issuance of a number of shares of our common stock with an aggregate value of 17% of all amounts owing under the notes (including accrued interest).

Capital Raise

Effective February 12, 2014, we reduced the exercise price from $4.05 to $1.50 on our Series A Warrants issued in our June 26, 2013 public offering and the holders of 747,298 of these warrants exercised their warrants resulting in gross proceeds of $1,120,947 and net proceeds of $995,947.  We issued investors a new Series A Warrant with an exercise price of $1.50 for each warrant exercised, exercisable for five years only upon stockholder approval of the exercise.  The exercise price of our remaining outstanding Series A Warrants was adjusted to $1.50 pursuant to the full ratchet anti-dilution terms of our remaining outstanding Series A Warrants.  Pursuant to the full ratchet anti-dilution terms in the warrants, the exercise price of our remaining outstanding Series A Warrants was adjusted to $1.50 and we issued an additional 5,362,190 Series A Warrants and the strike price on the 1,787,171 Buffalo warrants was reduced from $4.05 to $3.50 and we issued Buffalo Management 280,841 additional warrants with a strike price of $3.50.

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

Overview

We are an exploration stage company engaged in the exploration and development of a potash mine in the Holbrook Basin of eastern Arizona, which we refer to as the Holbrook Project. Potash is primarily used as an agricultural fertilizer due to its high potassium content. Potassium, nitrogen and phosphate are the three primary nutrients essential for plant growth. The Holbrook Project consists of permits and leases on 143 mineral estate sections spanning approximately 88,175 acres in the Holbrook Basin of eastern Arizona, along the southern edge of the Colorado Plateau.

We completed a pre-feasibility study, or PFS, for the Holbrook Project in July 2013. Upon receipt of additional funding we will be working toward a definitive feasibility study, or DFS, for the Holbrook Project. We commenced our phase 4 drilling program in August 2013 and completed the program in October 2013.  We believe that this drilling program completes the drilling necessary to complete a DFS.

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

On May 30, 2012, we entered into an agreement with the Karlsson Group to acquire the 50% of AWP that we did not already own for an aggregate purchase price of $150.0 million before consideration of the warrants and other potential contingent payments.

On August 1, 2012, we closed the Karlsson Group Acquisition, at which time we assumed full ownership of AWP.

Strategy

Our strategy is to increase stockholder value through our focus on the exploration, development and production of potash from our Holbrook Project. Since 2011, we have conducted drilling, geological work and various other technical and preliminary economic assessments to advance the development of our Holbrook Project. We completed a PFS for the Holbrook Project in July 2013 and, upon receipt of additional funding, will be working towards completing a DFS.

Major Influences on Results of Operations and Factors Affecting Comparability

We are an exploration stage company and generate no revenues. Therefore, our operating and project related expenses are funded entirely by cash raised through our financing activities. Due to the sporadic nature of financing transactions, our spending and results can vary significantly between periods.

Our historical financing activities have included the issuances of significant amount of warrants and options. In accordance with GAAP, we estimate the value of these derivatives and recognize the associated non-cash expenses and gains.  Non-cash warrant and stock option expenses comprise a significant amount of our general and administrative expenses.

Financing

During the June 30, 2013 quarter, our financing activities provided cash of $9.1 million consisting of the $5.0 million in proceeds received in May in exchange for the Very Hungry Notes and the $4.1 million in net proceeds received from our June public offering.  The June public offering generated gross proceeds of $5.0 million from the sale of 833,334 shares of our common stock and 856,798 Series A Warrants and 856,798 Series B Warrants.  After offering related expenses, we netted $4.1 million from the offering.

In September 2013 we raised $3.0 million through the issuance of 742,000 shares and 2,945,098 Series A Warrants with each warrant having full ratchet anti-dilution protection and an exercise price of $4.05. The issued warrants were comprised of 1,294,750 warrants issued in conjunction with the shares and 1,650,348 warrants issued in connection with the full ratchet anti-dilution protection provisions in already outstanding warrants. This raise was achieved by reducing the exercise price on the outstanding Series B Warrants from $6.00 to $4.05 and increasing the number of Series A Warrants received for each Series B Warrant exchanged from 1.0 to 1.75. These funds were used for our drilling program, continued development of a DFS, mandatory debt payments and ongoing operating expenses.

In February 2014, we reduced the exercise price from $4.05 to $1.50 on our Series A Warrants issued in our June 26, 2013 public offering and the holders of 747,298 of these warrants exercised their warrants resulting in gross proceeds of $1,120,947 and net proceeds of $995,947.  We issued investors a new Series A Warrant with an exercise price of $1.50 for each warrant exercised, exercisable for five years only upon stockholder approval of the exercise.  Pursuant to the full ratchet anti-dilution terms in our warrants, the exercise price of our remaining outstanding Series A Warrants was adjusted to $1.50 and we issued an additional 5,362,190 Series A Warrants and the strike price on the 1,787,171 Buffalo warrants was reduced from $4.05 to $3.50 and we issued Buffalo Management 280,841 additional warrants with a strike price of $3.50.

Reverse Stock Split

At our annual meeting on August 30, 2013 our shareholders approved up to a 1-for-50 reverse stock split.  Following Board approval, a 1-for-50 reverse stock split went into effect on September 4, 2013.  This reverse stock split brought us into compliance with Nasdaq’s minimum share price requirement.

Highlights for the Third Quarter of 2014

Drilling

We commenced our phase 4 drilling program in early August 2013 and completed the 17-hole program in the third quarter.  This drilling program met our first development milestone under the Karlsson Group note and we believe completed the drilling necessary for a definitive feasibility study.

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

Sources and Uses of Funding

Since inception we have raised approximately $108.5 million, of which we have spent $107.7 million through December 31, 2013 on the following:

•                  $35.0 million to the Karlsson Group for the buyout of their ownership interest in AWP;

•                  $11.1 million for financing and capital raising activities;

•                  $34.1 million for project development activities composed of the following:

•                  $13.2 million for engineering and rock mechanics;

•                  $9.4 million for drilling and wireline services;

•                  $2.3 million to landowners under the potash sharing agreement;

•                  $3.2 million for legal and permitting activities;

•                  $6.0 million for other development activities such as surface rights, geology work and resource estimation and modeling;

•                  $4.0 million for public company expenses;

•                  $5.0 million for consultants and advisors, including $2.4 for Sichuan success fee;

•                  $7.5 million for corporate legal;

•                  $10.8 million for base company fees including salaries and benefits, office rents, travel, insurance and other; and

•                  $0.2 million for debt service payments.

Liquidity and Capital Resources

As of February 14, 2014, we had cash of approximately $0.8 million available for general corporate purposes.  Of this amount, we expect to pay approximately $0.4 million on certain obligations.  This would leave us with approximately $0.4 million for general corporate purposes which we would expect to sustain operations through March.  On or before March 10, 2014 we have a $25 million payment due under our Karlsson debt which if we fail to make payment we will be in default.  We are trying to raise additional money and may decide to file bankruptcy if we cannot do so.

The increase in our cash position from December 31, 2013 to February 14, 2014 was due to a capital raise in early February which resulted in net proceeds of approximately $1.0 million to us.

Summary of Indebtedness

As of December 31, 2013 our total indebtedness was $156.8 million and was comprised of the following:

December 31, 2013 (thousands)
(unaudited)
Karlsson senior secured note*	$120,079
Apollo unsecured notes	6,654
Tax compensation on Karlsson senior secured note	19,152
Accrued Interest on Karlsson and Apollo Notes	10,875
Total debt and tax compensation	156,760

* Excludes debt discount as required by GAAP and reflected on our face financials.

Karlsson Group Debt

We issued the Karlsson Group a $125.0 million senior first priority secured promissory note on August 1, 2012 as partial consideration for the acquisition of their 50% interest in AWP.  We also agreed to compensate the Karlsson Group for increases in certain federal and state income taxes and other tax related matters.  All amounts owing to the Karlsson Group are secured by a lien on all the assets of AWP, a pledge of the capital stock of our subsidiary companies and a payment guarantee from Prospect Global.  The Karlsson note bears interest at 9% and is payable quarterly in-kind by an increase to the note’s outstanding principal balance.

On December 10, 2013, we entered into an extension agreement with the Karlsson Group which restructured the senior first priority secured promissory note. Under the terms of the extension agreement, we have until March 10, 2014 to prepay all amounts owing under the Karlsson senior secured note for the aggregate discounted payoff amount of $25 million. Upon payment of the $25 million discounted payoff amount, the Karlsson Note will be deemed paid in full (including all principal, interest and tax compensation amounts) and the Karlsson Group will release its first priority lien over our assets. In the event we do not pay the discounted payoff amount on or before March 10, 2014, we will be in default under the Karlsson Note as in effect prior to the extension agreement, which in the aggregate will total approximately $151.7 million on March 10, 2014, without the ability to cure such default and the Karlsson Group would have the right to foreclose on all of our assets.  If we are unable to raise sufficient funds to pay off the Karlsson Group debt on or before March 10, 2014, we anticipate that we would voluntarily file for bankruptcy protection rather than permit the Karlsson Group to initiate foreclosure proceedings.

Excluding the first $1.0 million of capital we raise between December 10, 2013 and March 10, 2014:

•      We are required to prepay the Karlsson Note with 10% of the gross proceeds from any future capital raises until the Karlsson Note has been paid in full.

•      We are also required to deposit 50% of the net proceeds of the next $18.8 million of capital we raise (for a total of $9.4 million) into escrow, which funds may be used solely to fund drilling and the Holbrook Project development

The Karlsson Note is also mandatorily pre-payable within five business days of a sale of at least 50% of AWP or a merger of AWP with or into an unaffiliated entity.

Apollo Notes

On March 7, 2013, we entered into a Termination and Release Agreement with certain affiliates of certain investment funds managed by Apollo Global Management, LLC (which we refer to collectively as the Apollo Parties) that terminated the agreements we entered into with the Apollo Parties in November 2012 (as amended in December 2012). In connection with the Termination and Release Agreement, we issued the Apollo Parties two promissory notes (“the Apollo Notes”) totaling approximately $6.8 million as partial consideration for the break-up and release. The Apollo Notes, which were subsequently amended on April 15, 2013 and January 10, 2014, are unsecured and bear interest at the rate of 11% per annum and mature on the earlier of i) July 1, 2015; ii) 12 months following completion of our Definitive Feasibility Study; or iii) the date the Karlsson Note is paid in full.  The final maturity date of the Apollo notes is now effectively March 10, 2014 under the terms of the December 10, 2013 Extension Agreement.

On January 10, 2014 we entered into an agreement with Apollo.  This agreement provides that upon repayment or extinguishment of our senior secured debt owing to The Karlsson Group on or before March 10, 2014 in accordance with the terms of the December 10, 2013 Extension Agreement, and in any event for consideration having an aggregate value less than or equal to 17.0% of the aggregate amount owed under the Karlsson Group debt (including in respect of accrued interest and tax gross-up obligations), we may repay the Apollo notes by issuance of a number of shares of our common stock with an aggregate value of 17% of all amounts owing under the Apollo notes (including accrued interest). To the extent we have not repaid or extinguished the Karlsson debt on or before March 10, 2014, the entire aggregate amount of approximately $7.4 million due under the Apollo Notes as of March 10, 2014 would be immediately due and payable.

Excluding the first $1.0 million of capital we raise between December 10, 2013 and March 10, 2014, we are required to prepay the Apollo Notes with 10% of the gross proceeds from any capital raises.  As of December 31, 2013 we owed a total of $7.3 million, of which $0.6 million was for accrued interest.  This entire balance, principal and interest, is included in current liabilities at December 31, 2013 as a result of the March 10, 2014 due date for the Karlsson Note.

Redeemable Preferred Stock

At December 31, 2013, we had a single series of redeemable preferred stock with a liquidation value of $15.0 million outstanding. This preferred stock, which is held by Buffalo Management, LLC, a related party, is non-voting, non-convertible and carries an 8% annual cumulative dividend.

Dividends on the preferred stock began accumulating on the issue date of August 14, 2013 and will continue to accumulate, whether or not declared. Undeclared, cumulative dividends totaled approximately $0.5 million at December 31, 2013. Dividends will be accrued when declared. To date, no dividends have been declared.  All unpaid dividends become payable on the date that is six months after a minimum of 50,000 tonnes of potash has first been shipped from our Holbrook Project. Thereafter, the dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

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

The put option held by Buffalo is an embedded derivative and has been bifurcated and recorded at its estimated fair value of $0.7 million at December 31, 2013.  We estimated the fair value of this put option by using scenario analysis based on various assumptions including: probability of achieving production, discount rate, preferred stock redemption periods, mine life and future potash prices.

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

Cash Flow Summary

The following summarizes our cash flows for the nine months ended December 31, 2013 and since inception:

	Nine Months Ended December 31, 2013 (in thousands)	Cumulative from August 5, 2010 (Inception) through December 31, 2013 (in thousands)
	(unaudited)	(unaudited)
Net cash used in operating activities	$(12,833)	(60,278)
Net cash used in investing activities	(43)	(3,838)
Net cash provided by financing activities	11,903	64,167
Increase (decrease) in cash and cash equivalents	$(973)	51

Cash flows used in operating activities

For the nine months ended December 31, 2013, the cash used in operating activities totaled approximately $12.8 million including:

•                  $3.5 million for G&A spending on such items as salaries and benefits and public company compliance activities;

•                  $3.1 million for legal fees;

•                  $2.6 million for drilling and related activities;

•                  $1.9 million for payments to land owners and lease/permit renewals;

•                  $1.4 million for permitting, engineering and other site related spending; and

•                  $0.3 million for consultant services.

Cash flows used in investing activities

During the nine months ended December 31, 2013, the cash used in investing activities of approximately $43,000 was consumed primarily in the acquisition of land rights and equipment.

Cash flows provided by financing activities

Our financings activities provided cash of $11.9 million during the nine months ended December 31, 2013 consisting of the $5.0 million in proceeds received in May in exchange for the notes held by Very Hungry LLC and the Scott Reiman 1991 Trust, the $4.1 million in proceeds received from our June 2013 public offering and the $3.0 million from the exercise of Series B warrants in September 2013 partially offset by the $0.2 million in debt service payments made on our Karlsson Group and Apollo debt during October 2013.

SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived for our consolidated financial statements included in this report and our other reports filed with the SEC. The selected consolidated financial data in this table is not intended to replace the consolidated financial statements included in our interim report on Form 10-Q for the nine months ended December 31, 2013 and annual report on Form 10-K/A for the year ended March 31, 2013.

	Nine Months Ended December 31, 2013	Year Ended March 31, 2013	Cumulative from August 5, 2010 (Inception) through December 31, 2013
	(In thousands)	(In thousands)	(In thousands)
Operating data
Net loss from operations	$(12,849)	(74,784)	(112,974)
Other expenses (1)	(25,081)	(9,141)	(93,047)
Net loss attributable to Prospect Global Resources Inc.	(37,930)	(79,854)	(198,184)
Basic and diluted per share loss (2)	$(13.62)	$(69.14)	$(142.61)
Weighted average number of shares (2)	2,820	1,155	1,393

	December 31, 2013	March 31, 2013
	(In thousands)	(In thousands)
Balance sheet data
Cash and cash equivalents	$51	$1,024
Mineral properties	13,047	13,690
Other assets	1,190	2,293

Total assets	$14,288	$17,007
Current liabilities	167,797	146,925
Noncurrent liabilities	650	—
Redeemable preferred stock	4,996	—
Shareholders’ deficit	(159,155)	(129,918)
Total liabilities and shareholders’ equity	$14,288	$17,007

(1)  Other expenses include the following significant non-cash items:

a.         For the nine months ended December31, 2013: derivative gains of $2,162, assets impairments of $1,224 and interest expense of $25,970;

b.         For the year ended March 31, 2013:  derivative losses of $1,900 and interest expense of $7,241;

c.          For the cumulative period through December 31, 2013: derivative losses of $54,504, asset impairments of $1,224, a loss on debt extinguishments of $2,049 and interest expense of $35,270.

(2)  All per share amounts have been adjusted for the 1-for-50 reverse stock split that became effective on September 4, 2013.

Financial Review

Three Months Ended December 31, 2013 (Unaudited)

Revenue

For the quarters ended December 31, 2013 and 2012, the Company had no revenues.

Exploration Expense

Exploration expense for the quarters ended December 31, 2013 and 2012 was comprised of the following:

	Three Months Ended	Three Months Ended
	December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
	(unaudited)	(unaudited)
Drilling & Fieldwork	$193	$1,722
Engineering	386	2,150
Permitting	129	1,382
Mineral Leases & Exploration Permits	69	392
Total Exploration Expense	$777	$5,646

For the quarter ended December 31, 2013, our activities related primarily to the wrap-up and completion of our 17-hole drill program, the majority of which was completed during the prior quarter.  For the three months ended December 31, 2012, our activities included the drilling of 6 holes and work associated with our permitting activities. All of the exploration activities in each quarter were to advance our Holbrook Project.

General and Administrative Expense (“G&A”)

General and administrative expenses for the three months ended December 31, 2013 and 2012 were comprised of the following:

	Three Months Ended	Three Months Ended
	December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
	(unaudited)	(unaudited)
Salaries and benefits	$703	$1,280
Office, travel and other	297	2,517
Tax compensation	1,537	6,226
Legal, accounting and insurance	623	1,341
Management fees, consulting fees and board compensation	125	138
Equity compensation	1,665	4,221
Total G&A	$4,950	$15,723

Salaries and benefits expenses decreased by approximately $0.6 million over the prior period due to reductions in employee head count.

Office, travel and other expenses decreased by approximately $2.2 million over the prior period due mainly to the higher expenses incurred during the 2012 quarter related to third party investment activities. The balance of the decrease was primarily due to our lower spending on travel, marketing, market research and public relations expenditures during the 2013 quarter as we attempted to conserve cash.

Tax compensation related to the Karlsson Group debt decreased by approximately $4.7 million over the prior period due to a $6.2 million tax compensation charge taken during the December 2012 quarter as compared to a $1.5 million tax compensation charge during the December 2013 quarter.

Legal, accounting and insurance expenses decreased by approximately $0.7 million over the prior period due to a reduction in legal expenses.

Equity compensation expenses decreased by approximately $2.6 million over the prior period as the stock options from our July 2012 grants, most all of which vested on July 1, 2013, had fully vested before the start of the third quarter. During the third quarter, we issued 685,000 new stock options, all of which vested immediately.  This new option grant accounted for the majority of the $1.7 million of equity compensation expense during the December 2013 quarter.

Included within G&A expense above are rental expenses of $0.1 million each for each of the three months ended December 31, 2013 and 2012.

Off-take Fees

On October 18, 2012, we entered into an agreement with Sichuan Chemical Industry Holding (Group) Co, Ltd, a Chinese limited liability company (“Sichuan”), under which Sichuan agreed to purchase a minimum of 500,000 tonnes (on a take-or-pay basis, backed by a letter of credit) of potash from us per year for a period of ten years starting with the commencement of production from our Holbrook Project.

Upon execution of the Sichuan agreement, we owed a one-time arrangement fee to a third party of $7.8 million. We expensed this arrangement fee when incurred.

Warrant Expense

Warrant expense for the current quarter was negative $5.9 million due primarily to a change in the fair value measurement of our outstanding warrants at December 31, 2013 as compared to the fair value measurement at the end of the September 30, 2013 quarter end. Prior to our June 26, 2013 capital raise, which included the issuance of warrants having full ratchet anti-dilution protection, we accounted for our warrants under the equity method and as such at December 31, 2012 we had no similar “mark-to-market” adjustment.  With the anti-dilution protection afforded these newer warrants, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  We now re-measure this liability at the end of each quarter using a binomial lattice valuation model with a corresponding adjustment to warrant expense.  The reduction in the fair value of our warrants at December 31, 2013 was primarily related to the decrease in our stock price from $3.06 at September 30, 2013 to $1.74 at December 31, 2013.

Derivative Gains/Losses

During the 2012 quarter, we recorded a $1.9 million derivative loss.  During the acquisition of the Karlsson Group interest in August of 2012, a derivative asset was created representing our option to prepay the Karlsson Group note for a reduced amount if the prepayment was made in December of 2012.  This option was forfeited as of December 31, 2012 and consequently the derivative asset was written off to expense.

During the quarter ended September 30, 2013, we recorded a $0.7 million derivative loss associated with the embedded put option in the redeemable preferred stock held by Buffalo Management.  We subsequently determined this earlier transaction should have been recorded as a reduction in the value of the preferred stock and accordingly during the quarter ended December 31, 2013 we recorded a derivative gain of $0.7 million, offsetting the loss recorded in the prior quarter.

Loss on Extinguishments

On December 10, 2013, we entered into an Extension Agreement with the Karlsson Group to restructure our Karlsson Group debt.  This transaction was deemed to be a debt extinguishment for accounting purposes and as a result we recognized an $11.4 million loss on the extinguishment for the difference between the carrying value of the extinguished note and the fair value of the new note.

Asset Impairments

During the three months ended December 31, 2013, we chose not renew the leases on four of our exploration permits resulting in a write-off of the $0.6 million carrying value of these leases.

Interest Expense

Net interest expense for the quarter ended December 31, 2013 totaled $9.4 million, the majority of which related to interest on our Karlsson and Apollo notes and amortization of the Karlsson note discount. Net interest expense for the quarter ended December 31, 2012 totaled approximately $2.7 million and related to the Karlsson Note. For the three months ended December 31, 2013 and 2012, we made cash interest payments of approximately $12,000 and nil.

Nine Months Ended December 31, 2013 (Unaudited)

Revenue

For the nine months ended December 31, 2013 and 2012, the Company had no revenues.

Exploration Expense

Exploration expense for the nine months ended December 31, 2013 and 2012 was comprised of the following:

	Nine Months Ended	Nine Months Ended
	December 31, 2013 (in thousands)	December 31, 2012 (in thousands)
	(unaudited)	(unaudited)
Drilling & Fieldwork	$2,652	$4,337
Engineering	1,168	6,512
Permitting	649	5,004
Mineral Leases & Exploration Permits	379	1,163
Total Exploration Expense	$4,848	$17,016

For the nine months ended December 31, 2013, our exploration activities encompassed the drilling of 17 holes at a significant cost reduction over prior drilling programs as well as additional permitting and pre-feasibility study activities.  For the nine months ended December 31, 2012, our activities included the drilling of 14 holes and the work associated with our permitting and engineering activities.

General and Administrative Expense (“G&A”)

General and administrative expenses for the nine months ended December 31, 2013 and 2012 were comprised of the following:

	Nine Months Ended	Nine Months Ended
	December 31, 2013 (in millions)	December 31, 2012 (in millions)
	(unaudited)	(unaudited)
Salaries and benefits	$2,244	3,491
Office, travel and other	1,070	4,306
Tax compensation	1,537	6,226
Legal, accounting and insurance	2,240	4,835
Management fees, consulting fees and board compensation	375	1,468
Equity compensation	1,840	9,285
Total G&A	$9,306	29,611

Salaries and benefits expense decreased by approximately $1.2 million over the prior period due primarily to reductions in employee head count.

Office, travel and other expenses decreased by approximately $3.2 million over the prior period due mainly to the higher expenses incurred during the 2012 period related to third party investment activities. The balance of the decrease was primarily due to our lower spending on travel, marketing, market research and public relations expenditures during the 2013 period as we attempted to conserve cash.

Tax compensation related to the Karlsson Group debt decreased by approximately $4.7 million over the prior period due to a $6.2 million tax compensation charge taken during the December 2012 period as compared to a $1.5 million tax compensation charge during the December 2013 period.

Legal, accounting and insurance expenses decreased by approximately $2.6 million over the prior period as the prior period included the expenses associated with our acquisition of the Karlsson Group’s interest in AWP.

Management fees, consulting fees and board compensation expenses decreased by approximately $1.1 million over the prior period primarily due to fees paid for the termination of a consulting contract in August of 2012.

Equity compensation expenses decreased by approximately $7.4 million over the prior period as most of the stock options from our July 1, 2012 grants had fully vested by the end of July 2013 and therefore the expense in the current period was primarily related to the new stock options granted in November 2013.

Included within G&A expense above are rental expenses of approximately $0.2 million each for each of the nine months ended December 31, 2013 and 2012.

Off-take Fees

On October 18, 2012, we entered into an agreement with Sichuan Chemical Industry Holding (Group) Co, Ltd, a Chinese limited liability company (“Sichuan”), under which Sichuan agreed to purchase a minimum of 500,000 tonnes (on a take-or-pay basis, backed by a letter of credit) of potash from us per year for a period of ten years starting with the commencement of production from our Holbrook Project.

Upon execution of the Sichuan agreement, we owed a one-time arrangement fee to a third party of $7.8 million. In July 2013, we entered into a letter agreement reducing the fees to be paid to the third party by $0.4 million and recognized a gain by the same amount. We expensed this arrangement fee when incurred.

Warrant Expense

Warrant expense for the nine months ended December 31, 2013 was a negative $0.9 million primarily to a change in the fair value measurement of our outstanding warrants at December 31, 2013. Prior to our June 26, 2013 capital raise, which included the issuance of warrants having full ratchet anti-dilution protection, we accounted for our warrants under the equity method and as such at December 31, 2012 we had no similar “mark-to-market” adjustment.  With the anti-dilution protection afforded these newer warrants, we no longer met the criteria for equity accounting for our warrants and therefore began accounting for all warrants as liabilities.  We now re-measure this liability at the end of each quarter using a binomial lattice valuation model with a corresponding adjustment to warrant expense.  The reduction in the fair value of our warrants at December 31, 2013 was primarily related to the decrease in our stock price from $4.61 at June 26, 2013 to $1.74 at December 31, 2013.

For the nine months ended December 31, 2012, warrant expense totaled approximately $5.9 million and related primarily to the warrants that were issued to Buffalo Management in connection with the termination of the management services agreement between the Company and Buffalo Management in August 2012.

Derivative Gains/Losses

For the nine months ended December 31, 2013, we realized a net derivative gain of $2.2 million.  This net gain was comprised of a $2.9 million gain associated with the embedded conversion options in the Very Hungry and Reiman Trust convertible notes offset by derivative losses of $0.7 million associated with the warrants exchanged in connection with our June 26, 2013 offering.

During the December 31, 2012 period, we had a derivative loss of $1.9 million.  During the acquisition of the Karlsson Group interest in August of 2012, a derivative asset was created representing our option to prepay the Karlsson Group note for a reduced amount if the prepayment was made in December of 2012.  This option was forfeited as of December 31, 2012 and consequently the derivative asset was written off to expense.

Loss on Extinguishments (net)

For the nine months ended December 31, 2013, our extinguishment gains and losses netted to approximately $0.0.  These gains and losses included the following:

•                  a gain of $13.0 million associated with the restructurings of the Karlsson Group debt on April 15, 2013, June 26, 2013 and September 16, 2013;.

•                  a loss of $11.4 million associated with the December 10, 2013 Extension Agreement to restructure the Karlsson Group debt;

•                  a $2.1 million loss associated with the write off of the remaining debt discount recorded in connection with the issuance of the $5.5 million convertible notes to Very Hungry and the Scott Reiman Trust;

•                  a gain of $0.5 million associated with the change in the fair value of the warrants issued to Buffalo Management in the exchange of Buffalo’s 1% royalty interest for shares of our redeemable preferred stock and warrants.

For the nine months ended December 31, 2012, we had no such extinguishment gains or losses.

Asset Impairments

For the nine months ended December 31, 2013, we recorded impairments of $1.2 million comprised primarily of (i) $0.5 million related to our write-down of the land option on 5,080 acres acquired in connection with the Karlsson Group Acquisition and (ii) $0.6 million stemming from our decision not to renew the leases on four of our exploration permits. No such impairments were incurred during the nine months ended December 31, 2012.

Interest Expense

Net interest expense for the nine months ended December 31, 2013 totaled $26.0 million, the majority of which related to interest on our Karlsson and Apollo debt, the Very Hungry and Reiman Trust convertible notes and amortization the Karlsson note discount. Net interest expense for the nine months ended December 31, 2012 totaled approximately $4.6 million and related to the Karlsson Note. For the nine months ended December 31, 2013 and 2012, we paid cash interest of approximately $12,000 and nil.

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

The forward-looking statements are based on estimates and assumptions that we have made in light of our experience and perception of historical trends. In making the forward-looking statements in this quarterly report on Form 10-Q and the documents incorporated by reference herein, we have applied several material assumptions including, but not limited to, assumptions relating to: future demand for and supply of potash; our plan to capitalize on potash demand; our plan to convert our mineral resources into mineral reserves; the environmental and permitting process, preliminary mine design and anticipated completion of a definitive feasibility study; our plan of exploration; the economic and legal viability of a potash mine in the Holbrook Basin; future sales of state leases and permits; our ability to raise capital; funding the $25 million we owe to the Karlsson Group, Inc. no later than March 10, 2014; funding the approximately $7.2 million we owe to affiliates of Apollo Global Management, LLC if we do not extinguish our Karlsson Group debt by March 10, 2014; our ability to further implement our business plan and generate revenue; our ability to satisfy the requirements and successfully execute on the commercial arrangement set forth in the potash supply agreement we have entered into with Sichuan Chemical Industry Holding (Group) Co., Ltd.; our anticipation of investing considerable amounts of capital to establish production from our mining project in the Holbrook Basin in Arizona; our anticipation of our ability to identify mineral reserves that are capable of providing an acceptable return for investors that is commensurate with the inherent risks of a mining project; anticipated capital and operating costs; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; compliance with and impact of laws and regulations; impact of litigation and other legal proceedings; and effectiveness of our internal control over financial reporting.

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

•                  our ability to pay the amounts due on our indebtedness to the Karlsson Group and affiliates of Apollo Global Management, LLC;

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

ITEM 4.                                                CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

However, we recently restated our financial statements for the fiscal years ended March 31, 2013 and 2012 and the quarterly periods ending June 30, September 30 and December 31, 2012 and June 30 and September 30, 2013 to (i) reverse stock compensation related to unvested stock option awards for former employees and board members, (ii) expense certain costs that had been previously capitalized and (iii) remove references to us being a development stage company for financial reporting purposes. As a result of this restatement, management re-evaluated and amended its conclusions regarding the effectiveness of disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective for those prior periods.

Management has since considered the underlying causes for these restatements and determined that the restatements were due to a material weakness in the Company’s internal control over financial reporting regarding the requirements under United States generally accepted accounting principles (“U.S. GAAP”) and SEC Industry Guide 7. However, management also believes the circumstances leading to the restatements were isolated incidents related to the interpretation of SEC Industry Guide 7 and specific accounting literature pertaining to unvested stock compensation under U.S. GAAP and that no further corrective action was necessary to remedy the material weakness.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.

In early January 2014, our Manager of Financial Reporting and an important part of our overall system of internal control left the employment of the Company and has not yet been replaced. We have since delegated the roles and responsibilities of this position to other employees in order to maintain and carry out the important control functions surrounding the financial reporting process. Other than the loss of this key individual, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                         Defaults Upon Senior Securities

For a discussion on the avoidance of potential defaults during the quarter-ended December 31, 2013, we hereby incorporate by reference our Financial Statements Note 9-Debt and Tax Compensation on Debt under the Karlsson Note and related agreements.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

Exhibit No.	Description of Exhibit

4.1	Amendment No. 2 to May 30, 2012 Karlsson Group Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

4.2	Amendment No. 1 to June 26, 2013 Karlsson Group Warrant (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

4.3	Form of Warrant to be issued to The Karlsson Group (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.1‡	Amended and Restated Employment Agreement with Gregory Dangler (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 7, 2013).

10.2‡	Second Amended and Restated Employment Agreement with Wayne Rich (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 7, 2013).

10.3

Fifth Amendment to Senior First Priority Secured Promissory Note dated November 13, 2013 by and between the Company and Karlsson Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 15, 2013).

10.4

Reaffirmation of Loan Documents Note dated November 13, 2013 by and between the Company, its subsidiaries and Karlsson Groud, Inc. (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 15, 2013).

10.5	Sixth Amendment to Senior First Priority Secured Promissory Note dated December 3, 2013 by and between the Company and Karlsson Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 3, 2013).

10.6

Reaffirmation of Loan Documents Note dated December 3, 2013 by and between the Company, its subsidiaries and Karlsson Groud, Inc. (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 3, 2013).

10.7	Fourth Extension Agreement with The Karlsson Group dated December 10, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.8

Seventh Amendment to Karlsson Group Senior First Priority Secured Promissory Note dated December 10, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.9	Fourth Amendment to Karlsson Group Escrow Agreement dated December 10, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.10	Form of Amendment No. 2 to Karlsson Group Registration Rights Agreement dated (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.11	Form of Third Amendment to Karlsson Group Supplemental Payment Agreement (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.12	Form of Mutual Release of Claims with The Karlsson Group (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.13	Form of Royalty Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

PROSPECT GLOBAL RESOURCES INC.
(Registrant)

Dated: February 14, 2014	By:	/s/ Damon Barber
Damon Barber,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gregory Dangler
Gregory Dangler,
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Amendment No. 2 to May 30, 2012 Karlsson Group Warrant (incorporated herein by reference to Exhibit 4.1 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

4.2	Amendment No. 1 to June 26, 2013 Karlsson Group Warrant (incorporated herein by reference to Exhibit 4.2 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

4.3	Form of Warrant to be issued to The Karlsson Group (incorporated herein by reference to Exhibit 4.3 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.1‡	Amended and Restated Employment Agreement with Gregory Dangler (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 7, 2013).

10.2‡	Second Amended and Restated Employment Agreement with Wayne Rich (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 7, 2013).

10.3

Fifth Amendment to Senior First Priority Secured Promissory Note dated November 13, 2013 by and between the Company and Karlsson Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on November 15, 2013).

10.4

Reaffirmation of Loan Documents Note dated November 13, 2013 by and between the Company, its subsidiaries and Karlsson Groud, Inc. (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on November 15, 2013).

10.5

Sixth Amendment to Senior First Priority Secured Promissory Note dated December 3, 2013 by and between the Company and Karlsson Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 3, 2013).

10.6

Reaffirmation of Loan Documents Note dated December 3, 2013 by and between the Company, its subsidiaries and Karlsson Groud, Inc. (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 3, 2013).

10.7	Fourth Extension Agreement with The Karlsson Group dated December 10, 2013 (incorporated herein by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.8

Seventh Amendment to Karlsson Group Senior First Priority Secured Promissory Note dated December 10, 2013 (incorporated herein by reference to Exhibit 10.2 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.9	Fourth Amendment to Karlsson Group Escrow Agreement dated December 10, 2013 (incorporated herein by reference to Exhibit 10.3 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.10	Form of Amendment No. 2 to Karlsson Group Registration Rights Agreement dated (incorporated herein by reference to Exhibit 10.4 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.11	Form of Third Amendment to Karlsson Group Supplemental Payment Agreement (incorporated herein by reference to Exhibit 10.5 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.12	Form of Mutual Release of Claims with The Karlsson Group (incorporated herein by reference to Exhibit 10.6 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

10.13	Form of Royalty Agreement with The Karlsson Group (incorporated herein by reference to Exhibit 10.7 to the Issuer’s Current Report on Form 8-K filed on December 16, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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