Form 10-K/A
period 2013-03-31
PROSPECT GLOBAL RESOURCES INC.
filed 2014-03-31
CIK 1477032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

As of March 31, 2014, 5,004,578 shares of the registrant’s common stock were issued and outstanding.  These share amounts reflect the September 4, 2013 1-for-50 reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

None

Prospect Global Resources Inc.

(An Exploration Stage Company)

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2013 and subsequently amended by Amendment No. 1 on July 29, 2013 and Amendment No. 2 on February 12, 2014 (our “Form 10-K” and, together with Amendment No. 1, Amendment No. 2 and this Amendment, the “Annual Report”). This Amendment is being filed to replace the report of independent registered public accounting firm.

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

Loss on Debt Extinguishment

Years Ended March 31, 2013 and 2012 and Cumulative Period

We incurred a $2.0 million loss on the extinguishment of the Merkin Note during 2012.  No such loss was incurred during 2013.

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

EKS&H LLLP

July 1, 2013, except as to Note 2, Note 5, Note 6, Note 13, Note 14, Note 15, Note 17, and Note 19 which is as of March 31, 2014

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

3.                        Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Denver, State of Colorado, on March 31, 2014.

PROSPECT GLOBAL RESOURCES INC.

/s/ Damon Barber
Damon Barber
Chief Executive Officer and Principal Executive Officer